Form 10-Q
period 2014-01-31
Songbird Development Inc.
filed 2014-02-27
CIK 1586372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2014

Commission file number 333-191175

SONGBIRD DEVELOPMENT INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

108 Dnipropetrovska Doroha, Apt. 110, Odesa, Ukraine 65000
(Address of principal executive offices, including zip code.)

(415) 735-6610
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of February 26, 2014

ITEM 1. FINANCIAL STATEMENTS

SONGBIRD DEVELOPMENT INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31, 2014	July 31, 2013
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$283	$489
Cash on Hand	9,955	-

Total Current Assets	$10,239	$489

Fixed Assets
Building and Land	$14,000	$-
Vehicles	8,300	-
Total Fixed Assets	$22,300	-

TOTAL ASSETS	$32,539	489

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Loan Payable - Related Party	2,310	50

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
4,000,000 shares issued and outstanding at
January 31, 2014 and July 31, 2013	4,000	4,000
Profit (loss) accumulated during the development stage	26,229	(3,561)
Total Stockholders' Equity	$30,229	$439

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,539	$489

The accompanying notes are an integral part of these financial statements

SONGBIRD DEVELOPMENT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2014	Six Months Ended January 31, 2014	From Inception (December 27, 2012) to January 31, 2014
REVENUES
Sales:
Merchandise Sales	$33,790	$79,620	$79,620
Total Income	33,790	79,620	79,620

Cost of Goods Sold:
Cutlery Set Purchases	$24,335	$40,235	$40,235
Sales Commission Paid	3,825	5,325	5,325
Total Cost of Goods Sold	28,160	45,560	45,560

Gross Profit	5,630	34,060	34,060

Operating Expenses:
General and administrative	$945	$1,588	$1,649
Professional Fees	$1,616	$2,683	$6,183
Total Expenses	2,561	4,271	7,832

Net profit (loss) for the period	$3,069	$29,789	$26,229
Net gain (loss) per share:
Basic and diluted	$0.00	$0.01

Weighted average number of shares outstanding:
Basic and diluted	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements

SONGBIRD DEVELOPMENT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	From inception (December 27, 2012) to
	January 31, 2014	January 31, 2014

Operating activities:

Net profit	$29,789	$26,229
Adjustment to reconcile net loss to net cash
provided by operations:

Changes in assets and liabilities:

Investing activities:

Building and Land	(14,000)	(14,000)
Vehicles	(8,300)	(8,300)
Net cash provided by investing activities	(22,300)	(22,300)

Financing activities:

Proceeds from issuance of common stock	-	4,000
Due to related party	2,260	2,310
Net cash provided by financing activities	2,260	6,310

Net increase in cash	9,749	10,239

Cash, beginning of period	489	-
Cash, end of period	$10,239	$10,239

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

SONGBIRD DEVELOPMENT INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2014

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Songbird Development Inc. (the Company) was incorporated under the laws of the State of Nevada on December 27, 2012. The Company was formed to engage in the development and operation of a business engaged in the distribution of high end cutlery sets produced in China. The Company is in the development stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a July 31, year-end.

Basic Earnings (loss) Per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

SONGBIRD DEVELOPMENT INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $79,620 in revenue since its inception.

Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had ongoing operations during the period from December 27, 2012 (date of inception) to January 31, 2014 with a net profit of $26,229 however there is no guarantee that The Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage, management believes that the Company’s current cash of $10,239 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. As of the date of the financial statements, there were no commitments to receive funds. Management estimates the minimum amount of additional funding necessary to remove the threat and enable the Company to remain viable for at least the twelve months following the date of the financial statements is approximately $20,000.

SONGBIRD DEVELOPMENT INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2014

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and those other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of January 31, 2014, $2,310 is owed to the Company’s Officer & Director, Igor Kaspruk, from funds loaned to the Company to open the bank accounts. The loan is non-interest bearing with no specific repayment terms.

NOTE 6. STOCK TRANSACTIONS

On July 10, 2013, we offered and sold to Igor Kaspruk, our President, Secretary, Treasurer and Director, a total of 4,000,000 shares of common stock for a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

As of January 31, 2014 the Company had 4,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2014:

Common stock, $0.001 par value: 75,000,000 shares authorized; 4,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Results of Operations

We are still in our development stage and have generated $79,620 in revenues to date.

We generated revenues of $33,790 for the three month period ended January 31, 2014. The cost of sales for the same three month period was $28,160. We incurred $945 in general and administrative expenses and $1,616 in professional fees. We generated a net profit of $3,069 for the three month period ended January 31, 2014.

We generated revenues of $79,620 for the six month period ended January 31, 2014. The cost of sales for the same six month period was $45,560. We incurred $1,588 in general and administrative expenses and $2,683 in professional fees. We generated a net profit of $29,789 for the six month period ended January 31, 2014.

We generated revenues of $79,620 with $45,560 in cost of sales resulting in a gross profit of $34,060 for the period from inception (December 28. 2012) through January 31, 2014. Our general and administrative expenses of $1,649 and professional fees of $6,183 for the same period, resulting in a net profit of $26,226.

Our director has purchased $4,000 in common stock since inception.

Liquidity and Capital Resources

We had $10,239 in cash at January 31, 2014, and there were outstanding liabilities of $2,310. Total assets were $32,539. Mr. Kaspruk has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we receive funding or have adequate revenue, but he has no legal obligation to do so.

Plan of Operation

We believe our cash balance of $10,329, along with anticipated revenue from sales, will be sufficient to cover the expenses we will incur during the next twelve months.

We are a development stage company, have generated $45,830 in revenue and has had limited operations to date.

From December 27, 2012 (inception) to January 31, 2014, we have incurred accumulated net profits of $26,226. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

Our business is the distribution if High End Cutlery Sets produced in China to North America and eventually Europe. We generated $79,620 in revenues to date. Our principal business activities to date consist of creating a business plan and entering into Supply Agreements, dated July 3, 2013, with ADA KITCHENWARE Imp & Exp Co., Ltd. (“ADA KITCHENWARE”), and another dated June 30, 2013 with KITCHENSMITH Co. Ltd. (“KITCHENSMITH”), which are established distributors of High End Cutlery Sets products in China. The terms and conditions of the Supply Agreements provide that, among other things, we have the right to purchase High End Cutlery Sets products at item prices per the Supply Agreements.

Our customers will be asked to 100% prepay for the products. Customers will have three options to pay for our products: by credit card, by wire transfer or by sending a check/money order. If customer decides to pay by check/money order, then we will apply a certain amount of days before shipping to have the check/money order cleared. Customers will be responsible to cover the shipping costs. Shipping costs will be added automatically to a customer’s final bill. As soon as we receive prepayment for the products from our customers we will purchase these products from our supplier by wire transfer or credit card payment including shipping costs. The purchased products will be shipped directly to the customers or may be picked up at our office in Portland, OR if they are in the area.

Set up Office.
Time Frame: 1st- 3rd months.

We currently lease small office space in Portland, OR which serves as our U.S. shipping point. Upon completion of our current offering we plan to set up the office by acquiring the necessary equipment to further operations from this site. The more money we raise, the more money we can spend for office set up. We plan to spend $2,000 (if 25% of shares sold), $3,000 (if 50% or 75% of shares sold) and $4,000 (if 100% of shares sold), to set up office by obtaining the necessary equipment to further operations. Igor Kaspruk, our sole officer and director will handle our administrative duties. Though we have purchased an office and delivery truck in Odesa, Ukraine, no funds from the current offering will be used on this office or the costs of developing the European wholesale market. This office will be fully funded from revenues or loans from our director.

Develop Our Website.
Time Frame: 3rd-5th months.

When our office is set up, we intend to continue the development of our website. We registered web domain www.songbirddevelopment.com. We are currently using an independent web design company to help us design and develop our website. The more money we raise, the more money we can spend for our website development. We plan to spend $2,000 (if 25% of shares sold), $3,500 (if 50% of shares sold), $4,000 (if 75% of shares sold) and $5,000 (if 100% of shares sold) for our website to be operational. It will take up to 90 days to develop our website. There will be information about us, the variety of High End Cutlery Sets we will offer, information on how to order our product and other information. Updating and improving our website, www.songbirddevelopment.com, will continue throughout the lifetime of our operations.

Commence Advertising/ Marketing Campaign.
Time Frame: 6th-12th months.

Once our website is operational, we will begin to market our product. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also expect to get new clients from “word of mouth” advertising where our new clients will refer their friend and colleagues to us. We plan to attend trade shows in our industry to showcase our product with a view to find new customers. We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. The more money we raise, the more money we can spend for the marketing campaign. We plan to spend $1,100 (if 25% of shares sold), $15,000 (if 50% of shares sold), $32,000 (if 75% of shares sold) and $37,000 (if 100% of shares sold) on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

Negotiate service agreements with potential wholesale customers.
Time Frame: 6th-12th months.

In the same time we start our marketing campaign, we plan to contact and start negotiation with potential wholesale customers. Initially, our sole officer and director, Mr. Kaspruk, will look for potential wholesale customers. We will negotiate terms and conditions of collaboration. Even though the negotiation with potential wholesale customers will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail and we will have to cease our operations.

Even if we are able to obtain sufficient number of service agreements at the end of the twelve month period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Hire a Salesperson.
Time Frame: 8th-12th months.

If we sell 100% shares in our current offering, we intend to spend $12,000 to hire one salesperson to introduce our products. The salesperson’s job would be to find new potential purchasers, and to set up agreements with wholesale customers to buy our High End Cutlery Sets products.

Based on our current operating plan, we believe that we will start to generate revenue from selling our High End Cutlery Sets products by the end of 2013. We do not have sufficient cash and cash equivalents to execute our operations, and we will need the funds from our current offering to commence our planned business activities. We may also need to obtain additional financing to operate our business for the twelve months following completion of our public offering. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

Igor Kaspruk, our president will be devoting 20 hours per week to our operations.

In summary, we expect to be in full operation and selling our product within 12 months of completing our current offering if we sold 100% of shares offered. If we are unable to attract customers we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations we likely will dissolve and file for bankruptcy and shareholders would lose their entire investment in our company.

Limited Operating History; Need for Additional Capital

There is very little historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have only begun to generate revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in products.

To become profitable and competitive, we will need to realize continued revenue from our product sales. If we do not realize revenues we believe that our current cash balance will allow us to operate for approximately one month.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2014.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-191175, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Sec. 302 Certification of Principal Executive Officer & Chief Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer & Chief Financial Officer

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Songbird Development Inc. Registrant

Date February 26, 2014	By:	/s/ Igor Kaspruk
Igor Kaspruk
Chief Executive Officer
Chief Financial and Accounting Officer and Sole Director