Form 10-Q
period 2014-04-30
Songbird Development Inc.
filed 2014-05-29
CIK 1586372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

Commission file number 333-191175

SONGBIRD DEVELOPMENT INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

108 Dnipropetrovska Doroha, Apt. 110, Odesa, Ukraine 65000
(Address of principal executive offices, including zip code.)

(415) 735-6610
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of May 29, 2014.

ITEM 1. FINANCIAL STATEMENTS

SONGBIRD DEVELOPMENT INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30, 2014	July 31, 2013
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$11	$489
Cash on Hand	9,955	-
Accounts Receivable	5,000	-

Total Current Assets	$14,967	$489

Property, Plant and Equipment(Net)	$22,300	$-

TOTAL ASSETS	$37,267	489

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Loan Payable - Related Party	2,410	50

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value;
5,000,000 and 4,000,000 shares issued and outstanding at
April 30, 2014 and July 31, 2013	5,000	4,000
Additional Paid In Capital	39,000	-
Profit (loss) accumulated during the development stage	(9,143)	(3,561)

Total Stockholders' Equity	$34,857	$439

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,267	$489

The accompanying notes are an integral part of these financial statements

SONGBIRD DEVELOPMENT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
	Three Months Ended	Nine Months Ended	(December 27, 2012) to
	April 30, 2014	April 30, 2014	April 30, 2014

REVENUES
Sales:
Merchandise Sales	$27,400	$107,020	$107,020
Total Income	27,400	107,020	107,020

Cost of Goods Sold:
Cutlery Set Purchases	$27,400	$67,635	$67,635
Sales Commission Paid	3,600	8,925	8,925
Total Cost of Goods Sold	31,000	76,560	76,560

Gross Profit	(3,600)	30,460	30,460

Operating Expenses:

General and administrative	$148	$1,736	$1,796
Advertising and Promotion	29,260	29,260	29,260
Professional Fees	2,364	5,047	8,547

Total Expenses	$31,772	$36,043	$39,603

Net profit (loss) for the period	$(35,372)	$(5,583)	$(9,143)

Net gain (loss) per share: Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding: Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

SONGBIRD DEVELOPMENT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

		From inception
	Nine Months Ended	(December 27, 2012) to
	April 30, 2014	April 30, 2014

Operating activities:
Net profit	$(5,583)	$(9,143)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:

Investing activities:
Building and Land	(14,000)	(14,000)
Vehicles	(8,300)	(8,300)

Net cash provided by investing activities	(22,300)	(22,300)

Financing activities:
Proceeds from issuance of common stock	40,000	44,000
Due to related party	2,360	2,410

Net cash provided by financing activities	42,360	46,410

Net increase in cash	9,477	9,967

Cash, beginning of period	489	-

Cash, end of period	$9,967	$9,967

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

SONGBIRD DEVELOPMENT INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2014

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
April 30, 2014

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

Property, Plant and Equipment

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360. Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized as operating expenses.

Depreciation is calculated after the asset is placed in service using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Estimated useful lives are as follows:

Buildings	40 years
Equipment	5-15 years

The Company reviews property, plant and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value.

SONGBIRD DEVELOPMENT INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company annually assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at April 30, 2014 or the period December 27, 2012(inception) through April 30, 2014 were impaired.

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $107,020 in revenue since its inception.

Advertising

The Company expenses its advertising when incurred. During the quarter ended April 30, 2014 the Company purchased $29,260 in cutlery sets to be utilized as promotional gifts and free samples to current and potential clients as a way to boost sales.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had ongoing operations during the period from December 27, 2012 (date of inception) to April 30, 2014 with a net loss of $9,143 however there is no guarantee that The Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage, management believes that the Company’s current cash of $9,967 and anticipated revenues is sufficient to cover the expenses they will incur during the next twelve months.

SONGBIRD DEVELOPMENT INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2014

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and those other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of April 30, 2014, $2410 is owed to the Company’s Officer & Director, Igor Kaspruk, from funds he loaned the Company. The loan is non-interest bearing with no specific repayment terms.

NOTE 6. STOCK TRANSACTIONS

On July 10, 2013, we offered and sold to Igor Kaspruk, our President, Secretary, Treasurer and Director, a total of 4,000,000 shares of common stock for a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

During the quarter ended April 30, 2014 the Company sold 1,000,000 shares of common stock to 35 independent shareholders. The shares were sold at a price of $0.04 each for total proceeds of $40,000. The Offering was closed on February 21, 2014 and the certificates were delivered on April 15, 2014.

As of April 30, 2014 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2014:

Common stock, $0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding.

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

Results of Operations

We are still in our development stage and have generated $107,020 in revenues to date.

We generated revenues of $27,400 for the three month period ended April 30, 2014. The cost of sales for the same three month period was $31,000. We incurred $148 in general and administrative expenses, $2,364 in professional fees and $29,260 in advertising and promotion. We purchased $29,260 in cutlery sets to be utilized as promotional gifts and free samples to current and potential clients as a way to boost sales.

We generated a net loss of $35,372 for the three month period ended April 30, 2014.

We generated revenues of $107,020 for the nine month period ended April 30, 2014. The cost of sales for the same nine month period was $76,560. We incurred $1,736 in general and administrative expenses, $5,047 in professional fees and $29,260 in advertising and promotion. We purchased $29,260 in cutlery sets to be utilized as promotional gifts and free samples to current and potential clients as a way to boost sales.

We generated a net loss of $5,583 for the nine month period ended April 30, 2014.

We generated revenues of $107,020 with $76,560 in cost of sales resulting in a gross profit of $30,460 for the period from inception (December 28. 2012) through April 30, 2014. Our general and administrative expenses were $1,796, professional fees of $8,547 and $29,260 in advertising and promotion for the same period, resulting in a net loss of $9,143.

During the quarter ended April 30, 2014 the Company sold 1,000,000 shares of common stock to 35 independent shareholders. The shares were sold at a price of $0.04 each for total proceeds of $40,000. The Offering was closed on February 21, 2014 and the certificates were delivered on April 15, 2014.

Our director has purchased $4,000 in common stock since inception.

Liquidity and Capital Resources

We had $9,967 in cash at April 30, 2014, and there were outstanding liabilities of $2,410. Total assets were $37,267. Mr. Kaspruk has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario until we generate adequate revenue, but he has no legal obligation to do so.

Plan of Operation

We believe our cash balance of $9,967, along with anticipated revenue from sales, will be sufficient to cover the expenses we will incur during the next twelve months. We are a development stage company and have generated $107,020 in revenue to date.

From December 27, 2012 (inception) to April 30, 2014, we have incurred accumulated net losses of $9,143. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

Our customers are asked to 100% prepay for the products. Customers have three options to pay for our products: by credit card, by wire transfer or by sending a check/money order. If customer decides to pay by check/money order, then we will apply a certain amount of days before shipping to have the check/money order cleared. Customers are responsible for the shipping costs. Shipping costs are added automatically to a customer’s final bill. As soon as we receive prepayment for the products from our customers we purchase these products from our supplier by wire transfer or credit card payment including shipping costs. The purchased products are shipped directly to the customers or may be picked up at our office in Portland, OR if they are in the area.

Set up Office.
Time Frame: 1st- 3rd months.

We currently lease small office space in Portland, OR which serves as our U.S. shipping point. Now that we have completed our offering we plan to set up the office by acquiring the necessary equipment to further operations from this site. We estimate we will a maximum of $3,000 to set up office by obtaining the necessary equipment to further operations. Igor Kaspruk, our sole officer and director will handle our administrative duties. Though we have purchased an office and delivery truck in Odesa, Ukraine, no funds from our offering will be used on this office or the costs of developing the European wholesale market. This office will be fully funded from revenues or loans from our director.

Develop Our Website.
Time Frame: 3rd-5th months.

When our office is set up, we intend to continue the development of our website. We registered web domain www.songbirddevelopment.com. We are currently using an independent web design company to help us design and develop our website. We estimate it will cost a maximum of $3,500 for our website to be operational. It will take up to 90 days to develop our website. There will be information about us, the variety of High End Cutlery Sets we will offer, information on how to order our product and other information. Updating and improving our website, www.songbirddevelopment.com, will continue throughout the lifetime of our operations.

Commence Advertising/ Marketing Campaign.
Time Frame: 6th-12th months.

Once our website is operational, we will begin to market our product. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also expect to get new clients from “word of mouth” advertising where our new clients will refer their friend and colleagues to us. We plan to attend trade shows in our industry to showcase our product with a view to find new customers. We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. We plan to spend approximately $15,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

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

Hire a Salesperson.
Time Frame: 8th-12th months.

We were only able to sell 50% of our offering so there will be no funds spent to hire a salesperson from the proceeds. If we are able to generate sufficient revenue to support the expense we may be able to hire a full time salesperson. The salesperson’s job would be to find new potential purchasers, and to set up agreements with wholesale customers to buy our High End Cutlery Sets products.

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

In summary, we expect to be in full operation and selling our product within 12 months. If we are unable to attract customers we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations we likely will dissolve and file for bankruptcy and shareholders would lose their entire investment in our company.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2014.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-191175, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer & Chief Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer & Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Songbird Development Inc. Registrant

Date: May 29, 2014	By:	/s/ Igor Kaspruk
Igor Kaspruk Chief Executive Officer, Chief Financial and Accounting Officer and Sole Director