Form 10-K
period 2014-07-31
Songbird Development Inc.
filed 2014-10-28
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-191175

Songbird Development Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0925768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Hayward Brook Drive, Concord, NH 03301

(Address of principal executive offices)

108 Dnipropetrovska Doroha, Apt. 110, Odesa, Ukraine 65000

(Former address, if changed since last report.)

Issuer’s telephone number: (505) 603-4150

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of January 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

At October 22, 2014, there were 47, 625,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

1

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Songbird Development Inc., a Nevada corporation, and its subsidiary, Knowledge Machine, Inc. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management's expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

PART I

ITEM 1. BUSINESS.

Historical Background

Our Company was incorporated in the State of Nevada on December 27, 2012, to engage in the development and operation of a business engaged in the distribution of high end cutlery sets produced in China. We conducted this business through October 22, 2014. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”) and subsequently sold off our current business. Knowledge Machine is a development stage technology company focused on targeting new technologies, acquiring licensing rights to those technologies, forming joint ventures for initial product launch and commercialization wherever feasible, and marketing our licensed technologies. Knowledge Machine is our only subsidiary.

Our principal offices are located at 14 Hayward Brook Drive, Concord, NH 03301.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

Acquisition of Knowledge Machine and Change of Management

On October 22, 2014, we entered into a contract with and completed the acquisition of Knowledge Machine in a stock-for-stock exchange in which we issued 37,625,000 shares of our common stock on a pro rata basis to the shareholders of Knowledge Machine in return of all of the outstanding shares of Knowledge Machine (the “Reorganization Agreement”). Knowledge Machine also entered into a Stock Purchase Agreement (the “SPA”) with Igor Kaspruk, the sole officer, director and principal shareholder of the Company at the time, to acquire 2,464,716 shares of restricted stock held by him for $35,800. Following the closing of the Reorganization Agreement and the SPA, we sold the assets relating to the prior business of the Company to Mr. Kaspruk in return of 1,535,284 shares owned by him pursuant to an Asset Purchase Agreement between the Company and Mr. Kaspruk (the “APA”). In addition, Knowledge Machine loaned $14,200 to the Company to repay outstanding prior cash advances made by Mr. Kaspruk to the Company.

At the closing of the Reorganization Agreement, Mr. Kaspruk appointed Vivek R. Dave and Taylor Caswell to serve as directors of the Company and subsequently resigned as an officer and director of the Company. Thereafter, in connection with the closing of the SPA and the APA, the 4,000,000 restricted shares of common stock purchased by Knowledge Machine and the Company from Mr. Kaspruk in the above transactions were cancelled and returned the authorized but unissued common stock of the Company.

As a result of the above transactions a change of control of the Company occurred from Mr. Kaspruk to Messrs. Dave and Caswell who assumed management control of the Company.

In connection with the closing of the Reorganization Agreement, the board of directors approved a one-for-ten forward stock split of the pre-closing outstanding shares and a change of the Company’s name to “Knowledge Machine International, Inc.” The forward stock split and name change were approved by written consent of Mr. Kaspruk as a majority shareholder immediately prior to the closing of the Reorganization Agreement. The name change and forward stock split are being processed through FINRA with an expected effective date of November 10, 2014. We also filed articles of amendment with the State of Nevada to reflect the forward stock split and name change to be effective November 10, 2014.

Upon completion of the above transactions, giving effect to the forward split of the pre-closing shares and cancellation of Mr. Kaspruk’s shares, we have 47,625,000 shares of our common stock outstanding. Of these shares Messrs. Dave and Caswell will own 6,500,000 shares or approximately 13.7% of our Company’s outstanding stock. Former shareholders of Knowledge Machine, including Messrs. Dave and Caswell, will own 37,625,000 shares of the Company, representing approximately 80% of the outstanding shares. The securities issued in the closing of the Reorganization Agreement were not and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Business Overview

In connection with the closing of the above transactions, we ceased our prior principal business operations (which were sold and transferred to Mr. Kaspruk pursuant to the APA). Upon completion of these transactions, we acquired Knowledge Machine (which is now our wholly-owned subsidiary) and became a technology company focused on targeting new technologies, acquiring licensing rights to those technologies, and marketing our licensed technologies. Whenever feasible and supported by business plans, we intend to form joint ventures and partnerships to share risks and rewards associated with bringing new and innovative products and services to market. We do not intend to acquire significant equity interests in these companies or become an investment company as defined in the Investment Company Act of 1940, as amended. Knowledge Machine was incorporated in the State of Nevada on December 12, 2013, and commenced its operations in 2013. All references to business of the Company after the closing of the Reorganization Agreement refer to Songbird Development Inc. and Knowledge Machine, Inc., collectively.

At its core, the business processes of Knowledge Machine are anticipated to involve the following aspects:

•	Identification of promising early–stage technologies that have significant revenue potential within validated markets or within emerging markets
•	Technologies in the category above that have issued patents or have patents pending
•	Creation and utilization of an IP-specific search engine tool which will enable us to better match licensable IP across organizational and national boundaries, thereby resulting in superior IP bundles for product definition and launch
•	Vetting of such early stage technologies by our Science Advisory Board comprised of individuals with significant private and public sector experience with technology and innovation
•	Structuring of licensing agreements, marketing agreement, joint ventures, joint technology development agreements, or materials supply agreements depending on the specific business opportunity and what would be best for advancing the purposes of the business plan
•	Specific technology focus areas such as advanced materials, manufacturing, internet technologies and Big Data, biotech, and health care, especially in emerging markets like India

Products or Services

Targeting New Technologies

OmniScience™

Deep Web Technologies of Santa Fe, New Mexico has agreed to collaborate with Knowledge Machine by providing engineering services and expertise to develop a new and unique deep web search tool specifically targeted at IP. The deep web is the hidden part of the Internet, which is estimated to be 1,000 to 10,000 greater in information content than what is accessible on the surface through commonly available search engines such as Google. We believe OmniScience™ Deep Web search tool would solve such problems through its proprietary deep web software technology designed to locate non-obvious relationships in deep web space specifically aimed at licensable IP from universities, national laboratories, and international research centers around the world. This search tool would be developed specifically for Knowledge Machine by Deep Web with possible additional licensing opportunities for the two companies through possible licensing to research institutions, universities, or corporations seeking to optimize the bundling of their IP. We intend to use this deep web technology to create IP bundles of several patents from several organizations that assist in creating IP and patent portfolios that enable sustainable competitive advantage. This is in contrast to the current approach of licensing a single patent or series of patents from a single institution. For example, there is currently little motivation for a university to search out potentially complimentary patents at an outside entity whether it is a company or research institution. Typically, universities are only concerned with their own IP. However, a particular product or service might be much stronger and more competitive and more lucrative if several patents from several different organizations could be identified and licensed as a bundle. OmniScienceTM would provide users with the ability to identify such joint licensing opportunities in a manner that is not easy or obvious to accomplish today.

Science Advisory Board

Our Science Advisory Board will perform several critical functions including, but not limited to the following:

•	Keep our list of target technologies up to date, and fill in detail below each category as to which areas within the board technology focus areas are most attractive and potentially profitable in the current environment.
•	Assist oversee the application of a systematic project review process and take part in critical reviews/strategy meetings to closely advise our personnel; and
•	Assist our personnel identify promising technology by reviewing and analyzing results of OmniScience™ Deep Web search tool.
•	The Science Advisory Board is compensated through our Equity Incentive Plan

The initial members of our Science Advisory Board are:

Chief Scientist: Dr. Vivek R. Dave, Ph.D., CEO. Dr. Dave has degrees from Caltech and MIT and has extensive previous experience in the aerospace, defense, and additive manufacturing / 3D Printing industries. He has held positions including Senior Engineer at Pratt and Whitney, Group Leader at Los Alamos National Lab, and Chief Scientist at Sigma Labs (SGLB). He is currently the Chief Scientist for Sigma Labs Inc. He has over 50 publications and 10 patents or patents pending. He is a recognized expert in advanced aerospace and defense technology as well as materials and materials processing.

Mr. Harshal Shah, Board Member and Asian Market Advisor. Mr. Shah was a Truman Gray Scholar at MIT and MIT Sloan School of Management from which he has two Bachelors’ degrees in Electrical Engineering and Computer Science, and Management, with a minor in Economics. He has an MBA in Finance, Marketing and Strategy from The Wharton School, University of Pennsylvania, and is an Andover Scholar from Phillips Academy in Andover, MA, USA. Mr. Shah was with the Reliance Group, one of India’s largest conglomerates, which he joined in June 2005, as a member of its Senior Leadership Team. At Reliance, he founded and spearheaded the Group’s corporate venture capital arm as CEO, Reliance Venture Asset Management Ltd. and President, Reliance Capital Ltd. He was also keenly involved in strategy and implementation for Reliance Capital Ltd since 2005. In 2010, he was elected, for three consecutive terms, as the President of American Alumni Association of India. He is also a member of the MIT Sloan Executive Board and is on the Phillips Academy, Andover Asia Advisory Council. Mr. Shah will be instrumental in generating Asian deal flow for Knowledge Machine.

Mr. Richard Mah, Board Member and Technology Evaluation Lead. Mr. Mah is a high level executive within the commercial and government sectors having held positions of Principal Associate Lab Director of Los Alamos National Lab and CEO of Sigma Labs (SGLB). At Los Alamos, Mr. Mah was in charge of all aspects of the nuclear weapons program and ran a 5000+ person organization with annual budgets of $1B. He was also the Technology Licensing Director for Los Alamos as well as a prominent figure in the University of California’s governance of the National Labs. Mr. Mah has a background in metallurgy and degrees from the University of Illinois.

Dr. Charles Farrar, Ph.D. Dr. Farrar is the Director of the Los Alamos Engineering Institute and is an Adjunct Professor at the University of California – San Diego. A Civil Engineer by training, he is a world-recognized authority on smart structures and smart materials for a wide range of applications. He is also a Fellow of the ASME, distinguished member of the Technical Staff and Laboratory Fellow at Los Alamos National Laboratory.

Dr. Daniel Thoma, Ph.D. Dr. Thoma is one of the premier metallurgists and materials scientists in the U.S. as well as internationally and currently serves as the Deputy Division Director for the Materials Science and Engineering division at Los Alamos National Laboratory. Dr. Thoma is a Fellow of many International technical societies include ASM and AIME. In his position at Los Alamos, he is significantly involved with IP matters within the Materials Science and Engineering Division.

Mr. William H. King. Mr. King is a pioneer in the aviation industry and has achieved many firsts including an advanced engine manufacturing process that allows military aircraft to supercruise, i.e. reach supersonic speeds without afterburner. Mr. King was a Technology Manager at the Pratt and Whitney in East Hartford, CT. He was very successful in technology transfer and commercialization from National Labs, Universities, and Research Centers around the world. He has degrees in metallurgy from the University of Washington. He is a Fellow of the American Welding Society.

Our Science Advisory Board will not only use their own efforts to target breakthrough technologies but will also be involved in the evaluation of such technologies prior to entering into license or marketing agreements.

On April 25, 2014, an aggregate of 11,250,000 shares of Knowledge Machine were granted to the members of our Science Advisory Board which were converted into a like number of shares of the Company in connection with the closing of the Reorganization Agreement. Of these shares, 7,416,667 are vested and the remaining shares vest as follows: 1,916,667 on April 22, 2014 and 1,916,666 on April 22, 2015. Vesting is contingent on membership on the Science Advisory Board as of the vesting date. Any unvested shares which lapse will be cancelled and returned to the authorized but unissued shares of the Company.

Evaluation Process

Once a technology is targeted on the deep web, either through web-based tools such as OmniScience™ or through the efforts of our Science Advisory Board, management and our Science Advisory Board will use various analytical techniques to evaluate the potential of the technology and whether it would be profitable to either license or market. The process will include a checklist of expectations and will be systems engineering based.

Once the evaluation process has been completed and we have decided that either licensing or marketing the technology may be profitable, we would enter into negotiations with the owner of the technology. Negotiated arrangements could include licensing of the technology, a joint venture arrangement with the owner, and markeing agreements. Licensing agreements would typically have two principal components: licensing fees and royalties payments to the owner. Joint ventures would involve the development of joint work plans and allocation of resources (monetary as well as personnel) from the two entities involved to achieve a commonly defined business plan and revenue target. Marketing agreements may involve fees as well as royalty payments to enable Knowledge Machine to sell certain products or services over different geographical regions. For both licensing and marketing agreements, we intend to always seek exclusivity for the specific application of interest or the geographical region of interest. We may also attempt to jointly develop new technology. Joint technology development agreements are agreements in which specific technologies are co-developed by Knowledge Machine and a partner company. Both companies would retain possession of their pre-existing IP, and co-developed IP could be jointly assigned. An integral part of such joint development agreements is a marketing and sales plan that would clearly define the revenue splits between the two companies as it relates to the respective efforts put forth by both entities during the development of the specific product or service in question. We feel that the combined experience of both management and our Science Advisory Board provides us the ability to 1) acquire the licensing rights to a technology and to modify that technology to create a new and profitable technology; or 2) acquire the marketing rights to a technology and to directly market the technology for a profit. We intend to provide value by creating faster time to market, shorter times to revenues, and better chances for success through technology and market risk reduction. We can also offer these services as outside consultants to our partner companies as part of our specific agreement with them.

Score Technologies

On July 8, 2014, Knowledge Machine entered into a Stock Subscription Agreement with Score Technologies, Inc., a Colorado corporation, (“Score”) for the purchase of 100,000 shares of common stock of Score for $50,000. On August 4, 2014, the Stock Subscription Agreement was subsequently cancelled and rescinded retroactively. The $50,000 payment made pursuant to the Stock Subscription Agreement is being held as a deposit towards partial payment on any future license agreements entered into between Score and us.

In addition, on July 2, 2014, we entered into an Option Agreement with Score wherein Knowledge Machine paid a total of $25,000 for the option of entering into a license agreement granting it the exclusive right to market and sell an app known as SCOREISPAPP (the “App”), currently being developed by Score, in the country of India. The option to enter into this license agreement expires six months after the date that Score notifies KMI that the App is available for general sale and solicitation to the public. Knowledge Machine will decide whether or not to exercise this option before the end of this calendar year.

Score has developed a unique platform that has evolved into an entirely new protocol for interfacing with the internet. We seek to obtain exclusive marketing and sales rights of Score’s technology in India. X-Platform Ltd. is an affiliated European company that shares the Score underlying technology and is uniquely positioned to take advantage of major upcoming EU cyber security initiatives. The Score platform is extremely fast as compared to existing technologies, while simultaneously encompassing a higher threshold of secure communication between users. The speed with which large amounts of data is transferred across the Score platform has been demonstrated to be viable. Security of communications is taken to an entirely new level as interlopers have found that the system is virtually impossible to penetrate.

ARMS Technology

On June 23, 2014, Knowledge Machine entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation (“Allotrope”) to purchase twelve percent of the total number of shares of Allotrope’s common stock for $150,000. Three payments of $50,000 each were due within ten, 30, and 90 business days of the signing of the agreement. The first payment of $50,000 was made prior to June 30, 2014. On October 14, 2014, the Company and Allotrope rescinded the original agreement and are in the process of renegotiating the transaction, with the intent that the $50,000 would be used towards future joint venture activities.

Allotrope is a company that is commercializing a new technology called ARMS under exclusive license agreements. ARMS stands for “Advanced Reactive Munitions and Structures.” This new technology is ideally suited for unmanned aerial vehicles (“UAV”) or drone warfare and the security needs and combat missions of the future for armies around the globe. Security needs of the future include counter-terrorism, drug enforcement, counter piracy, and counter-insurgency in addition to potential threats posed by countries of states. These conflicts are often in densely populated urban environments where avoiding collateral damage is essential, or conversely in very remote environments where deploying large scale forces is impractical. UAVs and drones will find increasing use in both types of conditions.

UAVs and drones are currently an annual $7B market growing at 5%+ compound annual growth rate (“CAGR”). Manufacturers are seeking to include new weapon systems as part of their offerings, not just selling the aircraft only. ARMS is an ideal technology for this application because it is very lightweight – up to 50% lighter than conventional weapons – and it packs a bigger punch because the metal that makes up ARMS releases energy on impact – up to 50% higher energy output per pound. This means the weapons can be made much lighter while still having the power required. Conversely, the weapons could be miniaturized for precision strike in urban environments without collateral damage. We seek to enter into an agreement with Allotrope for the licensing of their technology and to working with both foreign and domestic companies to commercialize the ARMS technology for UAV/drone use and to generate revenues through material sales, licensing, and partnerships with manufacturers globally.

In addition, discussions are underway, in both London and Switzerland, to establish offices at those locations.

Upon completion of financing, we intend to initialize the use of our Science Advisory Board to begin identifying specific opportunities in the following technology spaces. These other technologies are under consideration, but no definite agreement exists at this time.

•	A joint development and manufacturing agreement that would potentially give Knowledge Machine rights to a super-flexible conductor for high speed internet data cables that would extend the ability of copper-based cables to go to higher data transfer rates without the use of fiber optics
•	The same material described above which could be used for high end athletic orthotics and compression wear that will allow selective and multi-directional support of joints during exercise to either avoid injuries from occurring in the first place or allow athletes to recover faster from injuries that have already occurred
•	A 2.5D printing technology – i.e. 2D printing plus a slight 3D relief – that will be used for creation of fine art pieces. (Currently there is no art printing technique that can emulate the organic manner in which oil paintings, murals, frescos, etc. are created by human artists.)
•	A super-energetic munitions technology for US Government customers
•	A border incursion detection technology for use in several nations once all required export licenses are obtained, if any are required

Marketing and Sales

Marketing Strategy vs. Tactics

Marketing and sales strategy and tactics will be driven by the specific technologies and markets in question. For example, we have secured exclusive marketing and sales rights to a high speed internet technology that will accelerate the speed of downloads and internet access more generally for both desktop computers but more importantly for the wide range of mobile devices, both Android and Apple products. The exclusivity is for the Indian subcontinent, which is a rapidly growing market. Sales and marketing in this arena will be conducted through App Stores, both for Apple and Android devices. Similarly for the other technologies that we are helping to commercialize, the specific marketing and sales tactic will be governed by the relevant market.

Marketing Plan/Study

We intend to conduct formal marketing studies for the specific target technology areas we are seeking to help commercialize. For example, in collaboration with Allotrope, we are working with TNO in the Netherlands, a recognized defense research establishment, to conduct a market survey for the specific applicability of the ARMS technology to U.S. and NATO forces, and specifically what form factors and product manifestations will be best suited for initial customer needs.

India Marketing

Management believes that after the landslide election in India which brought Narendra Modi to power, there is a significant pro-growth, pro-business climate which is sweeping in a new wave of Indian startups in fields as diverse as DNA therapies, computer science, energy, etc. We are in the process of creating Knowledge Machine Pvt. Ltd. to be located in Mumbai, India, a wholly owned Indian subsidiary which will seek outstanding opportunities in India that also have strong market potential in Europe and North America. Harshal Shah, our India-based Science Board Member and Asian Market Advisor, will play a significant role in this office. We hope this will provide our shareholders and investors with significant upside potential India and across Asia.

Major Customers

We anticipate having a mix of consumer oriented products such as the Score mobile device App and highly-engineered specific use products such as ARMS. Therefore we expect a mix of customers ranging from many individual consumers to large industrial companies such as those involved in defense manufacturing.

Major Contracts

As we are in the startup phase, there are no existing sales contracts at this time.

Competition

Competition for our products and services is again divided according to the industry segment for the specific technologies that we are seeking to help commercialize. Potential companies which could offer competing products and services are further discussed in the section below, but first the descriptions of the industries to be addressed by us at this stage are provided below. The specific industry segments will now be discussed on a product by product basis.

Score Technologies

The general marketspace for Score products can be divided into two parts. First there is a consumer–oriented aspect that will be sold through App Stores for both Android and Apple devices. Secondly, there is an internet service provider (ISP) aspect where the Score software will be marketed to ISPs who seek to offer their clients faster downloads, especially on mobile devices. In the ISP space in India for which we have obtained the exclusive marketing rights, the following companies are offering products and services in this space: BSNL, MTNL, Airtel Broadband, Hathway Cable Broadband, Tata Broadband, Reliance Broadband, You Broadband, Sify Broadband, Asianet Dateline Broadband, and HFCL Infotel Connect. These companies are competitors in the sense that they are already in the marketplace and seek to improve their products and services through currently available channels such as additional hardware infrastructure. These companies are potential customers of the Score App, as it could offer them a competitive advantage over the others in this field. On the other hand it is expected that these companies will also strive to improve and increase their own download speeds through software and hardware innovations.

Deep Web

Internet search is dominated by large companies such as Google, Microsoft and Yahoo. However the anticipated marketspace for the OmniScience™ search tool will be to professionals in the research and development as well as intellectual property creation and litigation industries.

ARMS

In the U.S., there are well-established munitions manufacturers such as ATK, Aerojet, General Dynamics–OTS, and Raytheon. In Europe, firms such as NAMMO in Norway, Rheinmetall in Germany, BAE systems in the UK, and TDA Arements SAS in France are all possible customers for the ARMS technology. However, a significant fraction of these firms are engaged in their own research and development to develop munitions and materials with similar performance characteristics as ARMS.

Industry Information

For Score, the relevant target customers are those using the mobile broadband market in India. According to one recent industry report1, the GSMA, which represents the interests of mobile operators worldwide, has announced that India will become the second largest mobile broadband market globally within the next four years with 367 million mobile broadband connections by 2016. This could make India a larger market than the U.S., which will account for 337 million mobile broadband connections by 2016; but it will still be second to China, which is estimated to reached 639 million connections in the same period.

1 http://www.themobileindian.com/news/5977_India-to-be-second-largest-mobile-broadband-market

Since 3G licenses were first awarded to mobile operators in India in September 2010, mobile broadband connectivity has grown steadily. There are now more than 10 million HSPA+">HSPA (3G GSM technology) connections across the country, and this number is expected to grow exponentially, by 900%, to more than 100 million connections in 2014. This could make India the largest HSPA market worldwide within the next two years, surpassing China, Japan and the U.S.

For ARMS, the relevant industry details are in two market segments: precision guided munitions or so-called smart weapons, and UAVs. For precision guided munitions, the worldwide market is $3.6 billion and could reach $5.3 billion by 20182. India and the Middle East countries are leading arms importers and account for a lot of the growth in this area, as does China. The U.S. UAV market alone for military applications is expected to reach over $18 billion by 2018 and has a growth rate of 12% CAGR3. The reason why the UAV market is important to ARMS is that ARMS would enable a new class of custom munitions specifically suited to UAVs to be designed and built. Management believes UAV manufacturers are seeking to expand into these areas and offer more complete capabilities as opposed to just the UAV platform itself.

Competitive Strategy

We will compete in these various marketspaces on the basis of value added and overall value proposition in addition to price. For example, in the internet speed enhancing App (Score), BSNL is the largest provider by far with the others lagging behind. There will be significant value in working with the competitors to BSNL to offer them a speed enhancing App that will better serve their customers and thereby enhance their competitive position with respect to BSNL.

Similarly, ARMS technology represents a new capability and especially in the UAV space it offers the opportunity to create new series of products and offerings. As a result, it is not a commodity but is at the high end of precision guided munitions capabilities.

In each marketspace that we intend to address, we propose to similarly seek to offer products and services based on value and not competing strictly on price. Inevitably, however, such a value-based offering cannot continue indefinitely without continued technological innovation, as competing offerings would likely similarly try to position themselves based on their own value propositions. Therefore, to create sustainable advantage in any given marketspace, partnerships will be essential to leverage the capabilities of other companies in other each individual marketspace. This could take the form of joint development agreements, joint marketing and sales agreements, or even new joint venture companies.

Intellectual Property

One of the main objectives of our company is to identify promising and potentially breakthrough technology in different marketspaces and to obtain access to the enabling IP, either through licensing, marketing and sales agreements, joint development agreements, joint ventures, or through jointly assigned IP filings. Our business strategy and execution is therefore extremely dependent on IP and seeking to maximize the return on IP.

Method of Protection

We intend to file patents, either jointly with other entities or on our own as required, in addition to filing trademarks, copyrights, and other IP protections as required and as beneficial to our business.

2 http://www.defensenews.com/article/20140727/DEFREG04/307270018/Mideast-US-Lead-Sharp-Rise-Munitions-Market

3 http://www.marketresearchmedia.com/?p=509

License Agreements

Currently we have an option to exclusively license the Score technology for the India marketspace. This option will expire on February 15, 2015, if it does not convert to a full license agreement before that time. The non-refundable option cost was $25,000, but this option cost will apply towards the final license cost when converted to a full license agreement. An additional $50,000 has been paid to Score as a refundable advance on the final license agreement; this would be refundable in the event that a marketable application cannot be developed within the license option timeframe.

Research and Development

Our business strategy of IP licensing and maximizing return on IP necessarily involves research and development. However, in order to minimize costs internally, we will seek to conduct this research through other partners. For example in both the Score and ARMS technologies, significant previous research and development funding has already been invested in these technologies in order to bring them to their current state of development. We will similarly leverage funds from joint venture partners in order to maximize the return on research and development investments and minimize internal expenditures. For example, if we enter into a joint research and development agreement with additional revenue sharing provisions, such an agreement would leverage whatever investments we make of money and manpower with those of our partner and define a revenue split based on each firms individual contributions to the overall product or service thus created.

Government Regulation

The current products and services that are anticipated to be developed by us will not be subject to governmental regulations, with the exception of the ARMS technology. ARMS is subject to the International Traffic in Arms Regulations of the U.S. Government (“ITAR”). ITAR is a set of U.S. government regulations that controls the export and import of defense-related articles and services on the U.S. Munitions List. These regulations implement the provisions of the Arms Export Control Act, and are described in Title 22 (Foreign Relations), Chapter I (Department of State), Subchapter M of the Code of Federal Regulations. The Department of State’s Directorate of Defense Trade Controls interprets and enforces ITAR. Its goal is to safeguard U.S. national security and further U.S. foreign policy objectives. The related Export Administration Regulations (Code of Federal Regulations Title 15 chapter VII, subchapter C) are enforced and interpreted by the Bureau of Industry and Security in the Commerce Department. The Department of Defense is also involved in the review and approval process. Physical enforcement of import and export laws at border crossings is performed by Customs and Border Protection, an agency of the Department of Homeland Security.

Employees

At October 22, 2014, following closing of the Reorganization Agreement and other transactions, we had no employees. We are currently accomplishing our business objectives with contractors, up to and including the President and CEO who is currently acting in a contractor capacity. After obtaining additional funding we intend to add personnel and full time employees as determined by management and as per the needs of specific revenue, sales, and marketing objectives.

ITEM 1A. RISK FACTORS.

An investment in our Company involves significant risks, including the risks described below. You should consult with your own financial and legal advisors and carefully consider the material risks described below, together with all of the other information in this annual report on Form 10-K. If any of the following risks actually occur, our business, financial condition and results of operations could suffer, and the trading price of our common stock could decline.

Risks Related to Our Company and Its Business

We have a limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a development stage technology company with a limited operating history. We are not profitable and have incurred losses since inception. We have not generated any net revenue since inception, expect to incur substantial losses for the foreseeable future, and may never become profitable. We also expect to incur significant operating and capital expenditures and anticipate that our expenses and losses will increase substantially in the foreseeable future as we:

•	target and negotiate licensing and marketing agreements with target technologies;
•	implement internal systems and infrastructure;
•	seek to develop licensed technologies;
•	hire management and other personnel; and
•	move licensed technology towards commercialization.

We also expect to experience negative cash flow for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. If our licensed or marketed technologies do not achieve market acceptance, we may never become profitable. Our failure to achieve or maintain profitability, or substantial delays in achieving profitability, could negatively impact the value of our common stock and our ability to raise additional financing. A substantial decline in the future value of our common stock would also affect the price at which we could sell shares to secure future funding, which could dilute the ownership interest of current stockholders.

Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Accordingly, it is difficult to evaluate our business prospects. Moreover, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company in competitive markets, such as the technology market, where market acceptance of our products is uncertain. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits.

Because of our limited operating history, we cannot ensure the long-term successful operation of our business or the execution of our business plan.

Although Knowledge Machine, our wholly owned subsidiary, entered into licensing and marketing agreements for various technologies prior to the closing of the Reorganization Agreement, we have a limited operating history upon which to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. Such risks include, but are not limited to, the following:

•	the absence of a lengthy operating history;
•	insufficient capital to fully realize our operating plan;
•	expected continual losses for the foreseeable future;
•	operating in multiple currencies;
•	social and political unrest;
•	our ability to anticipate and adapt to a developing market(s);
•	acceptance of our licensed and marketed technologies by consumers;
•	limited marketing experience;
•	a competitive environment characterized by well-established and well-capitalized competitors;
•	the ability to identify, attract and retain qualified personnel; and
•	reliance on key personnel.

Because we are subject to these risks, evaluating our business may be difficult, our business strategy may be unsuccessful and we may be unable to address such risks in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We have not yet commercialized any products or technologies, and we may never become profitable.

We have not yet commercialized any of our licensed or marketed technologies, and we may never be able to do so. We do not know when or if we will complete any of our product development efforts or successfully commercialize any of our licensed or marketed products. Even if we are successful in developing licensed products that reach commercialization, we will not be successful unless these products gain market acceptance. The degree of market acceptance of these products will depend on a number of factors, including:

•	the competitive environment;
•	our ability to enter into strategic agreements with technology companies with strong marketing and sales capabilities; and
•	the adequacy and success of distribution, sales and marketing efforts.

Even if we successfully develop one or more products that incorporate our licensed technologies, we may not become profitable.

We expect that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and may dilute current stockholders’ ownership interests. An inability to raise the necessary capital or to do so on acceptable terms would threaten the success of our business.

The Company is addressing its liquidity issues by implementing initiatives to raise additional funds as well as other measures that will cover its anticipated budget needs. Because of the uncertainties in our business, including the uncertainties discussed in this “Risk Factors” section, we cannot assure that without additional financing, we will be able to maintain our operations as currently planned. Our future capital requirements will depend on many factors, including the profitability of our current portfolio of technologies, the number and development requirements of other technology candidates that we pursue, and the costs of operations. Because of the numerous risks and uncertainties associated with the development and commercialization of our current portfolio of technologies and technology candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated operations. It is highly likely that we will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•	the progress of the development and marketing of our current technology portfolio;
•	the number of new technologies we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	whether or not we establish our own sales, marketing and/or manufacturing capabilities;
•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product development and commercialization;
•	our revenues, if any, from successful development and commercialization of any technology candidates;
•	hiring qualified management and key employees;
•	responding to competitive pressures; and
•	maintaining compliance with applicable laws.

To carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, public or private equity or debt financing, a bank line of credit, asset sales or other arrangements. We cannot be sure that any additional funding, if needed, would be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration, we may be required to relinquish our rights to certain of our technologies, products or marketing territories. In addition, certain investors, including institutional investors, may be unwilling to invest in our securities since our common stock is quoted on the OTCBB, and is not traded on a national securities exchange. Our inability to raise capital when needed would harm our business, financial condition and results of operations, could cause our stock price to decline, and we may not be able to continue operating if we do not generate sufficient revenues from operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

If we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our licensed technology, and we will be unable to develop and commercialize our products and technologies.

Our present and future capital requirements depend on many factors, including:

•	the level of research and development investment required to develop our product incorporating our licensed technologies, and maintain and improve our licensed technology position;
•	the costs of identifying new technology candidates;
•	our success in establishing and effecting out-licensing agreements with strategic partners, the terms of these agreements and the success of these potential future licensees and partners in selling our products;
•	the costs of investigating patents that might block us from developing potential technology candidates;
•	the costs of recruiting and retaining qualified personnel;
•	the number of technology candidates we pursue;
•	our revenues, if any;
•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	our need or decision to acquire or license complementary technologies or new platform or technology candidate targets; and
•	the costs of financing unanticipated working capital requirements and responding to competitive pressures.

If we are unable to obtain the funds necessary for our operations, we will be unable to maintain and improve and market our licensed technologies, and we will be unable to develop and commercialize our products and technologies, which would materially and adversely affect our business, liquidity and results of operations.

If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

While we intend to attempt to attract and retain key personnel to the best of our ability, some of our competitors are likely to have greater resources and more experience than we do, making it difficult for us to compete successfully for key personnel. If we are ultimately unable to attract and retain key personnel, we likely would not be able to develop and market our products and licensed technologies. If we are unable to retain key personnel or replace them, our business, financial condition and results of operations, would be materially adversely affected.

If we acquire or license additional technology candidates, we may incur a number of costs and may experience other risks that could harm our business and results of operations.

We may license additional technology candidates. Any technology candidate we license from others will likely require additional development efforts prior to commercial sale. All technology candidates are prone to risks of failure inherent in technology development, including the possibility that the technology candidate or product developed based on licensed technology will not commercially accepted. In addition, we cannot assure you that any technology candidate that we develop based on licensed technology will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. Moreover, integrating any newly acquired technology candidates could be expensive and time-consuming. If we cannot effectively manage these aspects of our business strategy, our business may not succeed.

We depend on key members of our management and key consultants and will need to add and retain additional leading experts. Failure to retain our management and consulting team and add additional leading experts could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on our executive officers and other key management and technical personnel, including our Science Advisory Board. Our failure to retain our Chairman, Vivek Dave, Ph.D. or any other key management and technical personnel, could have a material adverse effect on our future operations. Our success is also dependent on our ability to attract, retain and motivate highly trained technical, and management personnel, among others, to continue the development and commercialization of our current portfolio and future licensed technologies.

Our future success highly depends on our ability to attract, retain and motivate personnel, including contractors, required for the development, maintenance and expansion of our activities. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees or consultants. The loss of key personnel or the inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operations.

Under current U.S. law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

Although we intend to enter into non-competition agreements with our key employees, in most cases within the framework of their employment agreements, we currently do not have employment agreements with any employees, except Mr. Dave with whom we have a consulting agreement. The consulting agreement with Mr. Dave’s company does not contain non-competition provisions. Future agreements will prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable U.S. law, we may be unable to enforce these agreements. If we cannot enforce our non-competition agreements with our employees, then we may be unable to prevent our competitors from benefiting from the expertise of our former employees, which could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

We face significant competition and continuous technological change, and developments by competitors may render our licensed technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever be profitable.

We will compete against fully integrated technology companies and smaller companies that are collaborating with larger technology companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs than we do, and have substantially greater financial resources than we do.

If our competitors develop and commercialize technologies faster than we do, or develop and commercialize technologies that are superior to our technology candidates, our commercial opportunities will be reduced or eliminated. The extent to which any of our technology candidates achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in the technology industry is intense and has been accentuated by the rapid pace of development. Our competitors include large integrated technology companies, universities, and public and private research institutions. Almost all of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do. These organizations also compete with us to:

•	attract parties for acquisitions, joint ventures or other collaborations;
•	license proprietary technology that is competitive with the technology we are developing;
•	attract funding; and
•	attract and hire talented and other qualified personnel.

Our competitors may succeed in developing and commercializing products earlier than we do. Our competitors may also develop products or technologies that are superior to those we are developing, and render our technology candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products and technologies, our marketing and sales will suffer and we may not ever be profitable.

We may incur substantial liabilities and may be required to limit commercialization of our licensed technologies in response to product liability lawsuits, which may result in substantial losses.

Any of our product candidates could cause adverse events, including injury. These adverse events may not be observed during product development, but may nonetheless occur in the future. If any of these adverse events occur, they may render our technology candidates ineffective or harmful, and our sales would suffer, materially adversely affecting our business, financial condition and results of operations.

In addition, potential adverse events caused by our technology candidates could lead to product liability lawsuits. If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit the marketing and commercialization of our technology candidates. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of licensed technologies and our products. We may not be able to avoid product liability claims. We currently do not carry product liability insurance for our licensed technologies and products and may never do so. If, at any time, we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to develop, market or commercialize our technology candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities, and, as a result, our business, liquidity and results of operations would be materially adversely affected. In addition, the existence of a product liability claim could affect the market price of our common stock.

We may encounter difficulties in managing our growth. Failure to manage our growth effectively will have a material adverse effect on our business, results of operations and financial condition.

We may not be able to successfully grow and expand. Successful implementation of our business plan will require management of growth, including potentially rapid and substantial growth, which will result in an increase in the level of responsibility for management personnel and place a strain on our human and capital resources. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented personnel. If we are unable to scale up and implement improvements to our control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our licensed technologies. Failure to attract and retain sufficient numbers of talented personnel will further strain our human resources and could impede our growth or result in ineffective growth. Moreover, the management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We may be unable to obtain and maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage the Company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. Our failure to properly maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. In addition, such failure may cause us to suffer violations of the U.S. federal securities laws to the extent we are unable to maintain effective internal controls. Any such loss of confidence or violations would have a negative effect on the trading price of our stock.

Recent disruptions in the financial markets and economic conditions could affect our ability to raise capital and could disrupt or delay the performance of our third-party contractors and suppliers.

In past years, the U.S. and global economies have taken a dramatic downturn as the result of the deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The U.S. and certain foreign governments have recently taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by these governments are not successful, the continued economic decline may cause a significant impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all. In addition, we rely and intend to rely on third-parties, including our clinical research organizations, third-party manufacturers and second source suppliers, and certain other important vendors and consultants. As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to satisfy their contractual commitments to us, our business could be severely adversely affected.

Our current management team has little or no experience in managing and operating a publicly traded U.S. company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our current management team has little or no experience managing and operating a publicly traded U.S. company. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial conditions and could result in delays in achieving the development of an active and liquid trading market for our common stock.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.  We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined in Regulation S-K of the Securities Act. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);
•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and
•	include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

In addition, as an “emerging growth company,” we may elect under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Therefore, our financial statements may not be comparable to those of companies that comply with standards that are otherwise applicable to public companies.

Risks Relating to Our Intellectual Property

If we fail to adequately protect or enforce or secure rights to the patents which were licensed to us or any patents we may own in the future, the value of our intellectual property rights would diminish and our business and competitive position would suffer.

Our success, competitive position, and future revenues, if any, depend in part on our ability to obtain and successfully leverage intellectual property covering our products incorporating our licensed technologies and technology candidates, know-how, methods, processes, and other technologies, to protect our trade secrets, to prevent others from using our intellectual property and to operate without infringing the intellectual property rights of third parties.

The risks and uncertainties that we face with respect to our intellectual property rights include, but are not limited to, the following:

•	the degree and range of protection any patents will afford us against competitors;
•	if and when patents will issue;
•	whether or not others will obtain patents claiming aspects similar to those covered by our own or licensed patents and patent applications;
•	we may be subject to interference proceedings;
•	we may be subject to opposition proceedings in foreign countries;
•	any patents that are issued may not provide meaningful protection;
•	we may not be able to develop additional proprietary technologies that are patentable;
•	other companies may challenge patents licensed or issued to us or our customers;
•	other companies may independently develop similar or alternative technologies, or duplicate our technologies;
•	other companies may design around technologies we have licensed or developed; and
•	enforcement of patents is complex, uncertain and expensive; and
•	whether we will need to initiate litigation or administrative proceedings that may be costly whether we win or lose.

If patent rights covering our products incorporating our licensed technology and methods are not sufficiently broad, they may not provide us with any protection against competitors with similar products and technologies. Furthermore, if the United States Patent and Trademark Office, or the USPTO, or foreign patent offices issue patents to us or our licensors, others may challenge the patents or design around the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors.

We cannot be certain that patents will be issued as a result of any future applications, and we cannot be certain that any of our issued patents, licensed from various licensors (or any other third-party in the future), will give us adequate protection from competing products. For example, issued patents, including the patents licensed to us, may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope.

In addition, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions.

It is also possible that others may obtain issued patents that could prevent us from commercializing our licensed products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we have licensed to us, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

In addition to patents and patent applications, we depend upon trade secrets and proprietary know-how to protect our licensed technology. We require our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We require our employees and consultants to disclose and assign to us their ideas, developments, discoveries and inventions. These agreements may not, however, provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

If licensors of our licensed technologies determine not to protect the intellectual property rights that we license from them we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of the licensors ourselves. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from licensors, or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such licensed intellectual property could have a material adverse effect on our business, results of operations and financial condition.

Costly litigation may be necessary to protect our intellectual property rights and we may be subject to claims alleging the violation of the intellectual property rights of others.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and other intellectual property rights of others. In the event that another party has also filed a patent application or been issued a patent relating to an invention or technology claimed by us in future applications, we may be required to participate in an interference proceeding declared by the USPTO to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome were favorable to us. We, or our licensors, also could be required to participate in interference proceedings involving issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

The cost to us of any patent litigation or other proceeding relating to our licensed patents or patent applications, even if resolved in our favor, could be substantial and could divert management’s resources and attention. Our ability to enforce our patent protection could be limited by our financial resources, and may be subject to lengthy delays. If we are unable to effectively enforce our proprietary rights, or if we are found to infringe the rights of others, we may be in breach of our various license agreements.

A third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume time and other resources. There is a risk that the court will decide that we are infringing the third party’s patents and will order us to stop the activities claimed by the patents, redesign our products or processes to avoid infringement or obtain licenses (which may not be available on commercially reasonable terms or at all). In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents.

Moreover, there is no guarantee that any prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our product candidates, technologies or other matters. Any claims of infringement asserted against us, whether or not successful, may have a material adverse effect on us.

We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our products. If a dispute arises, a court may determine that the right belongs to a third party. In addition, enforcement of our rights can be costly and unpredictable. We also rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

•	these agreements may be breached;
•	these agreements may not provide adequate remedies for the applicable type of breach;
•	our trade secrets or proprietary know-how will otherwise become known; or
•	our competitors will independently develop similar technology or proprietary information.

International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Patent law outside the United States is may be different than in the United States. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, if at all. A failure to obtain sufficient intellectual property protection in any foreign country could materially and adversely affect our business, results of operations and future prospects. Moreover, we may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and divert management’s resources and attention.

Risks Related to Our Industry

We are subject to government regulations and we may experience delays or may be unsuccessful in obtaining required regulatory approvals within or outside the United States to market our proposed technology candidates, and even if we obtain approval, the approved indications may impair our ability to successfully market the product or make commercial distribution not feasible.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Costs arising out of any regulatory developments could be time-consuming and expensive and could divert management resources and attention and, consequently, could adversely affect our business operations and financial performance.

Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a material adverse effect on the Company. If we experience significant delays in testing or receiving approvals, our product development costs, or our ability to license technology candidates, will increase. Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our licensed technologies. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our technology candidates or us. If approval is withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer. In addition, outside the United States, our ability to market any of our potential licensed technologies is contingent upon receiving market application authorizations from the appropriate regulatory authorities.

Risks Relating to Ownership of Our Common Stock

We have not paid, and do not intend to pay, dividends on our common stock and therefore, unless our common stock appreciates in value, our investors may not benefit from holding our common stock.

We have not paid any cash dividends on our common stock since inception. We do not anticipate paying any cash dividends our common stock in the foreseeable future. As a result, investors in our common stock will not be able to benefit from owning our common stock unless the market price of our common stock becomes greater than the price paid for the stock by investors.

The public trading market for our common stock is volatile and may result in higher spreads in stock prices, which may limit the ability of our investors to sell their shares at a profit, if at all.

Our common stock trades in the over-the-counter market and is quoted on OTC Pink Marketplace. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations may adversely affect the market price of our common stock and result in substantial losses to our investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically, our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

We do not know whether a market for our common stock will be sustained or what the market price of our common stock will be and as a result it may be difficult for investors to sell their shares of our common stock.

Although our common stock is eligible for quotation on the OTC Pink, an active trading market for our shares has not commenced and may not be sustainable. It may be difficult for investors to sell their shares without depressing the market price for the shares or at all. As a result of these and other factors, investors may not be able to sell their shares at or above the offering price or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. If an active market for our common stock does not develop or is not sustained, it may be difficult to sell your common stock.

Our Board can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders or which could be used to resist a potential take-over of the Company.

Under our Articles of Incorporation, our Board is authorized to issue up to 5,000,000 shares of preferred stock, none of which are issued and outstanding. Also, our Board, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the Board causes shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The Board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the Board could include voting rights, or even super voting rights, which could shift the ability to control the Company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

The market price of our common stock may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	announcements of technological innovations, new products or product enhancements by us or others;
•	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;
•	expiration or terminations of licenses, research contracts or other collaboration agreements;
•	public concern as to the safety of products we, our licensors or others develop;
•	success of research and development projects;
•	developments concerning intellectual property rights or regulatory approvals;
•	variations in our and our competitors’ results of operations;
•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;
•	changes in government regulations or patent decisions;
•	developments by our licensors;
•	developments in the technology industry;
•	the results of product liability or intellectual property lawsuits;
•	future issuances of common stock or other securities;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, investments or strategic alliances;
•	general market conditions, including the volatility of market prices for shares of technology companies generally, and other factors, including factors unrelated to our operating performance; and
•	the other factors described in this “Risk Factors” section.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our common stock and result in substantial losses by our investors.

Further, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations in the past. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility of our common stock might be worse if the trading volume of our common stock is low. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and attention of management from our business, even if we are successful. Future sales of our common stocks could also reduce the market price of such stock.

Moreover, the liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if any. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock. In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate its investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

Some or all of the “restricted” shares of our common stock issued in connection with the Transaction or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement or Rule 144 promulgated under Regulation D of the Securities Act, and these sales may have a depressive effect on the market for our common stock.

Raising additional capital by issuing securities may cause dilution to existing stockholders.

We may need to raise substantial future capital to continue to complete development and commercialize our products incorporating licensed technologies and technology candidates and to conduct the research and development and regulatory activities necessary to bring our technology candidates to market.

If we raise additional funds through licensing arrangements with third parties, we may have to relinquish valuable rights to our technology candidates, or grant licenses on terms that are not favorable to us. If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage ownership of our then-existing stockholders, and these securities may have rights, preferences or privileges senior to those of our existing stockholders.

Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our common stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our common stock publicly at times and prices that they feel are appropriate.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company’s principal corporate office is located at the residence of our Chief Executive Officer located at 14 Hayward Brook Drive, Concord, NH 03301. The office space is furnished at no cost to the Company. Management intends to seek permanent office space as needed in the future.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company nor its subsidiary, Knowledge Machine, is a party to, nor is any of their property subject to, any legal proceedings which require disclosure pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Pink Marketplace under the symbol “SDDL.” The Company’s common stock was approved for quotation on June 18, 2014. Trading in the Company’s common stock has not commenced.

Holders

Following the closing of the Reorganization Agreement and the other various transactions, there were approximately 72 stockholders. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception in 1999 and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended July 31, 2014, we had no compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

Unregistered Sales of Securities

In connection with the closing of the Reorganization Agreement described in Item 1 above, we issued 37,625,000 shares of our common stock on a pro rata basis to the shareholders of Knowledge Machine in return of all of the outstanding shares of Knowledge Machine. These shares were issued without registration pursuant to an exemption from registration in accordance with Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. No selling commissions were paid in connection with the sale of these shares to the shareholders of Knowledge Machine.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our company was incorporated in the State of Nevada on December 27, 2012, to engage in the development and operation of a business engaged in the distribution of high end cutlery sets produced in China. We conducted this business through October 22, 2014. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”) and subsequently sold off our current business. Knowledge Machine is a development stage technology company focused on targeting new technologies, acquiring licensing rights to those technologies, and marketing our licensed technologies. Knowledge Machine is our only subsidiary.

On October 22, 2014, we entered into a contract with and completed the acquisition of Knowledge Machine in a stock-for-stock exchange in which we issued 37,625,000 shares of our common stock on a pro rata basis to the shareholders of Knowledge Machine in return of all of the outstanding shares of Knowledge Machine (the “Reorganization Agreement”). Knowledge Machine also entered into a Stock Purchase Agreement (the “SPA”) with Igor Kaspruk, the sole officer, director and principal shareholder of the Company at the time, to acquired 2,464,716 shares of restricted stock held by him for $35,800. Following the closing of the Reorganization Agreement and the SPA, we sold the assets relating to the prior business of the Company to Mr. Kaspruk in return of 1,535,284 shares owned by him pursuant to an Asset Purchase Agreement between the Company and Mr. Kaspruk (the “APA”). In addition, Knowledge Machine loaned $14,200 to the Company to repay outstanding prior cash advances made by Mr. Kaspruk to the Company.

At the closing of the Reorganization Agreement, Mr. Kaspruk appointed Vivek R. Dave and Taylor Caswell to serve as directors of the Company and subsequently resigned as an officer and director of the Company. Thereafter, in connection with the closing of the SPA and the APA, the 4,000,000 restricted shares of common stock purchased by Knowledge Machine and the Company from Mr. Kaspruk in the above transactions were cancelled and returned the authorized but unissued common stock of the Company.

As a result of the above transactions a change of control of the Company occurred from Mr. Kaspruk to Messrs. Dave and Caswell who assumed management control of the Company.

In connection with the closing of the Reorganization Agreement, the board of directors approved a one-for-ten forward stock split of the pre-closing outstanding shares and a change of the Company’s name to “Knowledge Machine International, Inc.” The forward stock split and name change were approved by written consent of Mr. Kaspruk as a majority shareholder immediately prior to the closing of the Reorganization Agreement. The name change and forward stock split are being processed through FINRA with an expected effective date of November 10, 2014. We also filed articles of amendment with the State of Nevada to reflect the forward stock split and name change to be effective November 10, 2014.

Upon completion of the above transactions, giving effect to the forward split of the pre-closing shares and cancellation of Mr. Kaspruk’s shares, we have 47,625,000 shares of our common stock outstanding. Of these shares Messrs. Dave and Caswell will own 6,500,000 shares or approximately 13.7% of our Company’s outstanding stock. Former shareholders of Knowledge Machine, including Messrs. Dave and Caswell, will own 37,625,000 shares of the Company, representing approximately 80% of the outstanding shares. The securities issued in the closing of the Reorganization Agreement were not and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In connection with the closing of the above transactions, we ceased our prior principal business operations (which were sold and transferred to Mr. Kaspruk pursuant to the APA). Upon completion of these transactions, we acquired Knowledge Machine (which is now our wholly-owned subsidiary) and became a technology company focused on targeting new technologies, acquiring licensing rights to those technologies, and marketing our licensed technologies. Knowledge Machine was incorporated in the State of Nevada on December 12, 2013, and commenced its operations in 2013. All references to business of the Company after the closing of the Reorganization Agreement refer to Songbird Development Inc. and Knowledge Machine, Inc., collectively.

Plan of Operations

Since its founding, Knowledge Machine has been involved in several activities both on an organizational front as well as the business development front. Organizationally, Knowledge Machine has created a Science Advisory Board over the past six months that combines international business experience with high level science and technology expertise. Additionally, Knowledge Machine has been in close contact with regional development authorities in various states to see if there are potential teaming opportunities that take advantage of regional development funding or incentives. On the business development front, in addition to the SCORE and ARMS projects, Knowledge Machine together with its science advisory board has reviewed dozens of potential technologies for future licensing or joint venture activities upon future funding. Examples of these technologies include, but are not limited to:

•	A new brain-wave based MMI – Man Machine Interface – that could be used for a wide range of applications;
•	A weather prediction model and system that significantly outperforms current models in the critical time period from 14 days to a year in advance;
•	New superenergetic materials for various defense applications;
•	A 2.5D printing process, i.e. 2-D plus relief, that has applications to fine art printing;
•	A spectrometric diagnostic method for analyzing blood samples for evidence of traumatic brain injury, or TBI; and
•	A new super-elastic materials technology.

Upon successful completion of subsequent funding, we intend to pursue avenues which are the most promising based on recurring revenue potential. We estimates that it will require approximately $1,500,000 in additional funding to finance its operations during the next 12 months and intends to seek this additional financing through sales of equity securities, although it currently has no commitments or arrangements for the additional financing needed.

Upon delivery of the code from Score, we intend to implement the fast internet download technology for which we have licensing options, known as Score, in India over the coming 12 months through the establishment of an India office as well as joint venture relationships with Indian companies. Additional funds raised through the sale of equity are needed to establish the joint venture and to begin marketing efforts. The initial mechanism of sales and distribution of the technology will be through the Apple and the Android App stores as we anticipate there will be both versions of this software available. It is expected that initial sales will commence in the second calendar quarter of 2015, provided that the sales office can be successfully established by first quarter, which again is contingent upon successful funding.

Through our Asian Market Advisor Harshal Shah, we are preparing a response to a solicited request for enhanced border security technology. This technology will first be assessed for export control compliance before and specific offers are tendered to our Indian partners.

We are working with Allotrope Inc. to commercialize BAM and ARMS primarily to US Government customers and to NATO forces with appropriate export licenses. In July of 2014 Knowledge Machine and Allotrope met with TNO in the Netherlands to discuss the technology in an open, non-export-controlled forum. The next steps are that TNO are anticipated to deliver before the end of this calendar year a series of white papers specifically outlining market opportunities for these technologies within Europe and NATO as well as specific contacts at early adopter customers.

Knowledge Machine expects to establish a European registered office in first calendar quarter 2015 in order to follow up with these early adopter customers and to secure initial test and evaluation contracts. This would be the first step in evaluating the suitability of the ARMS and BAM technologies for specific weapons systems, and, if successful, Knowledge Machine and Allotrope would be compensated on a time and material contract basis. Following these initial test and evaluation contracts, material supply agreements would be negotiated with various early adopter customers for supply of the related technologies. It is anticipated that such material supply agreements would be in place by fourth calendar quarter of 2015, provided that: i) Knowledge Machine is able to raise the required equity funds, ii) the test and evaluation contracts are successful, and iii) the early adopter customers still have a validated need for the ARMS and BAM technology which has not been displaced by any other technology.

Starting in June of 2014, Knowledge Machine negotiated a statement of work for a joint technology development agreement with Deep Web Technologies to develop and commercialize the OmniScienceTM technology. This search technology should allow linking of IP across organizational and even national boundaries in a manner that would be either very difficult or impractical using today’s search techniques. The technology could be used for internal use by Knowledge Machine as well as licensing to other organizations such as research institutions, universities or corporations who wish to enhance the efficiency of their IP portfolio by locating highly complementary IP either within their own organization or across organizational boundaries. The initial development is expected to be completed in third calendar quarter of 2015, again subject to the successful funding by Knowledge Machine.

In addition to the above two technologies for which contractual agreements currently exist, Knowledge Machine will conduct business development activities on the following technology areas:.

•	Super-Flexible Conductors for High Speed Data Cables. Knowledge Machine is in discussions with the licensees of an MIT-developed technology that could increase the capability of copper–based data cables to extend to data rates as high as 100 GB / second. Knowledge Machine has an interest in the establishment of a pilot plant for the manufacture of such materials, and this is expected to lead to material supply agreements to manufacture the wire under contract to the owners of the MIT technology for use by identified early adopter customers.

•	Super-Flexible and Energy Absorbing Wires for Orthotics. Knowledge Machine is in discussions with this same group to explore the development, marketing and sales of the same material for use in high end orthtics or high end compression athletic clothing where these super-flexible elements could be woven into existing fabrics in order to provide selected reinforcement for joints as well as other parts of the body. The advantage of this material over existing materials is that is can apply higher and more controlled forces thereby preventing injuries by avoiding hyperextension of joints or limbs, or speeding up the recovery from such injuries by preventing re-injury. It is expected that an agreement could be reached by second calendar quarter of 2015, provided that we are able to successfully raise additional funds.

•	Super-Energetic Materials. This is a sensitive program for US Government customers and additional technical details cannot be provided for security reasons. From a programmatic point of view, Knowledge Machine will be in a position to test initial small scale prototypes by third calendar quarter of 2015, provided that additional funds are raised to fund this project. Starting in fourth quarter of this calendar year and continuing to third calendar quarter of 2015, Knowledge Machine and its joint venture partner, Allotrope, anticipate meeting regularly with US Government sponsors to review progress and to obtain additional government funding for a larger scale demonstration project. This is expected to lead to a test and evaluation contract by third calendar quarter of 2015, again subject to successful project launch and execution which in turn depends on the availability of additional funding.

Results of Operations--Year Ended July 31, 2014 Compared to the Year Ended July 31, 2013

Gross Revenue. Gross revenue for the year ended July 31, 2014, was $116,620, with no corresponding revenue generated in the partial year ended July 31, 2013. From the date of inception (December 27, 2012) until July 31, 2013, the Company was in the startup phase of its operations and had not yet commenced principal operations.

General and Administrative Expenses. Selling, general and administrative expenses for the year ended July 31, 2014 totaled $53,448, an increase of $49,887 or approximately 1,400% compared to selling, general and administrative expenses of $3,561 for the partial year ended July 31, 2013. The increase in the total selling, general and administrative was primarily due to the commencement of principal business operations in the year ended July 31, 2014.

Net Loss. For the reasons stated above, our net loss for the year ended July 31, 2014 was ($22,373) or ($0.005) per share, an increase of $18,812, compared to a net loss of ($3,561), or ($0.0009) per share, during the year ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, we had cash of $9,966. The Company had current liabilities of $14,200 consisting of loans payable to our sole officer and director. We had a net working capital deficit of $4,234.

The accompanying financial statements of the Company have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a cumulative net loss of ($25,934) since inception and had an accumulated deficit of ($25,934) at July 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 22, 2014, the Company informed John Scrudato, CPA (“Scruvato”) that it was terminating his services as the Company’s independent registered public accounting firm effective upon the filing of this annual report on Form 10-K. On October 22, 2014, the board approved the engagement of Pritchett Siler & Hardy, PC (“Pritchett”) as its independent registered public accounting firm effective upon the filing of this annual report on Form 10-K. The decision to terminate the engagement of Scrudato and to engage Pritchett as the independent registered public accounting firm was approved by the Company’s board of directors; the Company has no audit committee. Scrudato was the independent registered public accounting firm for the Company from inception until the filing of this annual report on Form 10-K. Scrudato’s report on the Company’s financial statements for the period from December 27, 2012 (inception) through July 31, 2014 (a) did not contain an adverse opinion or disclaimer of opinion, (b) was not modified as to uncertainty, audit scope, or accounting principles, and (c) for the period from December 27, 2012 (inception) to July 31, 2014 and through the date of filing of this annual report on Form 10-K disclosing the resignation, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Scrudato, would have caused him to make reference to the subject matter of the disagreements in connection with its report. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Scrudato served as the Company’s independent registered public accounting firm. However, the report of Scrudato dated October 15, 2014 on our financial statements for the years ended July 31, 2014 and 2013, contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern.

Prior to date on which this annual report on Form 10-K was filed, the date that Pritchett was retained as the independent registered public accounting firm of the Company: (1) the Company did not consult Pritchett regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; (2) neither a written report nor oral advice was provided to the Company by Pritchett that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and (3) the Company did not consult Pritchett regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended July 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our executive officers and directors, each of whom was appointed in the Closing of the Transaction effective October 22, 2014:

Name	Age	Title
Vivek R. Dave	46	Director, Chairman, President, and CEO
Taylor Caswell	45	Director

The Board believes that each director named below is highly qualified and has the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to appoint them.

Dr. Vivek R. Dave, Ph.D. Dr. Dave earned his BS California Institute of Technology with honor and his MS and PHD from MIT. Additionally, he has extensive previous experience in the aerospace, defense, and additive manufacturing/3D printing industries. He has held positions including Senior Engineer at Pratt and Whitney, Group Leader at Los Alamos National Lab, and Chief Scientist at Sigma Labs (SGLB). He also serves as a technical consultant for Sigma Labs Inc., a NM-based company he had helped to found in 2010. He has over 50 publications and 10 patents or patents pending. He is a recognized expert in advanced aerospace and defense technology as well as materials and materials processing.

Taylor Caswell. Mr. Caswell’s career spans twenty years of private and government sector experience in renewable energy development, affordable housing, community, and economic development, project finance, and sustainability solutions – all with integrated regulatory, policy, and advocacy strategies. Since January 2009, Mr. Caswell has been the owner of Caswell Industries. Most recently, Mr. Caswell has worked in the cleantech world, launching two startups to develop utility-scale ground mounted solar generation project as well as provide project development consulting services to a wide array of customers in both the fossil and renewable energy sectors, efficiency retrofit financing, multifamily market and affordable housing development. His public service career includes his role as a White House appointee to the U.S. Department of Housing and Urban Development and as senior Congressional staff in Washington, D.C. Among his many awards and associations, he was named to the New Hampshire “40 Under 40” list of state leaders, was elected Chairman of the U.S. Interagency Regional Council on Homelessness, and has served as Chair of the NH Energy and Climate Collaborative, as a board member of The Nature Conservancy, and remains as Senior Advisor to the CleanTech Council.

The term of our directors’ appointment is until the next annual meeting of shareholders or until their successors are duly elected and qualified. At this time, there are no plans to appoint our directors to any committees.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers.

We are not aware of any legal proceedings in which any director, officer or affiliate of our Company, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, or affiliate of our Company, or security holder is a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Igor Kaspruk served as our sole executive officer and director from inception through October 22, 2014. Neither Mr. Kaspruk nor any other person received compensation from us during the years ended July 31, 2014 or 2013, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. Kaspruk nor any other person held any unexercised options, stock that had not vested, or equity incentive plan awards at July 31, 2014.

Director Compensation

No compensation was paid to or earned by any director during the year ended July 31, 2014

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information furnished by current management and others, concerning the beneficial ownership of our common stock as of completion of the Transaction effective October 28, 2014, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)

Vivek R. Dave 14 Hayward Brook Drive Concord, NH 03301	5,500,000	11.5%
Taylor Caswell 72 Long Hill Road Hollis, NH 03049	1,000,000	2.1%

Executive Officers and Directors as a Group (2 Persons)	6,500,000	13.7%

Igor Kaspruk 108 Dnipropetrovska Doroha Apt. 110 Odesa, Ukraine 65000	0	-

Valerie Vekkos 3344 Hill St. San Diego, CA 92106	3,000,000(2)	6.3%
Harshal Shah 1091 North Main St. Brockton, MA 02301	4,000,000(3)	8.4%
(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. Effective as of October 22, 2014, we had 47,625,000 shares outstanding.
(2)	Shares held in the Valerie V. Vekkos Trust of which, Valerie Vekkos is the trustee and has voting and dispositive control of the shares.
(3)	These shares have been issued and Mr. Shah retains voting rights to the shares, although 1,333,333 of the shares are vested, 1,333,333 shares will vest April 22, 2015, and the remaining 1,333,334 shares will vest April 22, 2016. All vesting is contingent upon continued membership on the Science Advisory Board on the vesting date. In the event Mr. Shah resigns or is removed from the Science Advisory Board, the unvested shares would lapse and be cancelled.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On April 23, 2014, the board of directors of Knowledge Machine approved the grant of 5,500,000 restricted shares to Mr. Dave for services with 1,833,333 shares vesting immediately and the remaining. 3,666,667 shares vesting at later dates. On July 9, 2014, the board of directors of Knowledge Machine amended the Science Advisory Board Agreement with Mr. Dave and all unvested shares for Mr. Dave became fully vested.

On March 11, 2014, Knowledge Machine entered into a consulting agreement effective January 1, 2014 with Northern New Hampshire Technical Associates LLC, an entity controlled by Mr. Dave (“NHTA”). Under the consulting agreement, NHTA provides consulting services for us regarding Mr. Dave’s service as Chairman of the Science Advisory Board and other consulting services requested by our board of directors. The term of the consulting agreement is for twelve months from the effective date and is automatically extended by one additional year unless we give written notice to NHTA at least 30 days prior to January 1, 2015 or, after January 1, 2015, one month prior to the expiration of the consulting agreement, either party’s desire to terminate the consulting agreement or to modify its terms. We have agreed to pay NHTA $2,500 per month under the consulting agreement including reimbursement for all travel, entertainment and other reasonable business expenses incurred by NHTA incident to services rendered to us. The consulting agreement also includes an indemnification provision applicable to both NHTA and Mr. Dave. Effective September 2014, this monthly reimbursement was increased to $6,000 in light of the fact that Dr. Dave has assumed additional responsibilities as President and CEO.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that Mr. Caswell meets this standard, and therefore, would be considered to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,000 for fiscal year ended July 31, 2014, and $2,500 for fiscal year ended July 31, 2013.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for fiscal year ended July 31, 2014 and $0 for fiscal year ended July 31, 2013.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended July 31, 2014, and $0 for fiscal year ended July 31, 2013.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended July 31, 2014, and $0 for fiscal year ended July 31, 2013.

Audit Committee

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements Index

AUDITED FINANCIAL STATEMENTS OF Songbird Development Inc.

Report of Independent Registered Public Accounting firms

Balance Sheets, July 31, 2014 and 2013

Statements of Operations, for the years ended July 31, 2014 and 2013 and from December 27, 2012 (the “Inception of the Development Stage”) through July 31, 2014

Statements of Changes in Stockholders’ Equity from the Inception Development Stage through July 31, 2014

Statements of Cash Flows, for the years ended July 31, 2014, and from the Inception of the Development Stage through July 31, 2014

Notes to Financial Statements

AUDITED FINANCIAL STATEMENTS OF Knowledge Machine, Inc.

Report of Independent Registered Public Accounting Firm

Balance Sheet as of June 30, 2014

Statement of Operations for the Period from December 12, 2013 (Inception) June 30, 2014

Statement of Stockholders’ Equity (Deficit) for the Period from December 12, 2013 (Inception) June 30, 2014

Statement of Cash Flows for the Period from December 12, 2013 (Inception) June 30, 2014

Notes to Financial Statements

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Unaudited Pro Forma Condensed Consolidated Balance Sheet

Unaudited Pro Forma Condensed Consolidated Statements of Operations

Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Agreement and Plan of Reorganization dated October 22, 2104					X
2.2	Asset Purchase Agreement dated October 22, 2014					X
3.1	Articles of Incorporation					X
3.2	Bylaws	S-1	333-191175	3.2	9/16/13
10.1	General Release by Igor Kaspruk dated October 22, 2014		333-191175
10.2	Stock Purchase Agreement dated October 22, 2014					X
10.3	Supply Agreement Dated June 30, 2013	S-1	333-191175	10.1	9/16/13
10.4	Supply Agreement Dated June 30, 2013	S-1	333-191175	10.2	9/16/13
10.5	Lease Agreement	S-1/A	333-191175	10.4	1/24/14
10.6	Consulting Agreement effective January 1, 2014, with Northern New Hampshire Technical Associates LLC*					X
10.7	Score Technologies Option Agreement dated July 2, 2014					X
16.1	Letter from John Scrudato, CPA to the Securities and Exchange Commission dated October 28, 2014.					X
21.1	Subsidiaries					X
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Songbird Development Inc.

Date: October 28, 2014	By:	/s/ Vivek R. Dave
Vivek R. Dave, Ph.D., Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Vivek R. Dave	Chairman, Chief Executive Officer	October 28, 2014
Vivek R. Dave, Ph.D.	and President (Principal executive, financial, and accounting officer)

/s/ Taylor Caswell	Director	October 28, 2014
Taylor Caswell

John Scrudato CPA CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Songbird Development, Inc.

We have audited the accompanying consolidated balance sheets of Songbird Development, Inc. as of July 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the period December 27, 2012(Inception) to July 31, 2013, and the year ended July 31, 2014 and the period December 27, 2012(Inception) through July 31, 2014. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Songbird Development, Inc. at July 31, 2014 and 2013, and the results of their operations and their cash flows for the period December 27, 2012(Inception) to July 31, 2013, and the year ended July 31, 2014 and the period December 27, 2012(Inception) through July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Songbird Development, Inc. will continue as a going concern. As more fully described in Note 4, at July 31, 2014 the Company had a working capital deficit of $4,234 and had accumulated losses at July 31, 2014 of $25,934. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
October 15, 2014

7 Valley View Drive Califon, New Jersey 07830 Registered Public Company Oversight Board

F-1

SONGBIRD DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	July 31, 2014	July 31, 2013
ASSETS
CURRENT ASSETS
Cash	$9,966	$489

FIXED ASSETS
Buildings and Land	14,000	–
Vehicles	8,300	–

TOTAL ASSETS	$32,266	$489
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Loan Payable - Related Party	$14,200	$50

STOCKHOLDERS' EQUITY
Preferred stock: authorized 5,000,000; $0.001 par value; 0 shares issued and outstanding at July 31, 2014 and 2013	–	–
Common stock: authorized 70,000,000; $0.001 par value; 5,000,000 and 4,000,000 shares issued and outstanding at July 31, 2014 and July 31, 2013	$5,000	$4,000
Additional paid in capital	39,000	–
Deficit accumulated during the development stage	(25,934)	(3,561)

Total Stockholders' Equity	$18,066	$439

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,266	$489

  The accompanying notes are an integral part of these financial statements

F-2

SONGBIRD DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

		For the	From Inception
	For the Year Ended	Period December 27, 2012	(December 27, 2012) to
	July 31, 2014	to July 31, 2013	July 31, 2014
Income:
Revenue	$116,620	$–	$116,620
Cost of Goods Sold:
Cutlery Set Purchases	75,675		75,675
Sales Commission Paid	9,870		9,870
Gross Profit	31,075		31,075

Operating Expenses:
General and administrative	32,315	61	32,375
Professional Fees	21,134	3,500	24,634
Total Expenses	53,448	3,561	57,009

Net loss for the period	$(22,373)	$(3,561)	$(25,934)

Net loss per share:
Basic and diluted	$(0.01)	$0.00

Weighted average number of shares outstanding:
Basic and diluted	4,293,151	4,000,000

  The accompanying notes are an integral part of these financial statements

F-3

SONGBIRD DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

From Inception December 27, 2012 to July 31, 2013

	Preferred Stock		Common Stock
							Total
	Number of		Number of		Additional	Accumulated	Shareholders’
	Shares	Par Value	Shares	Par Value	Paid in Capital	Deficit	Equity
Balance, December 27, 2012 (Inception)	–	$–	–	$–	$–	$–	$–

Common Shares issued: for cash on July 10, 2013	–	–	4,000,000	4,000	–	–	4,000

Net loss	–	–	–	–	–	(3,561)	(3,561)
Balance, July 31, 2013	–	–	4,000,000	4,000	–	(3,561)	$439

Common Shares issued: for cash in April 2014	–	–	1,000,000	1,000	39,000	–	40,000
Net loss	–	–	–	–	–	(22,373)	(22,373)
Balance, July 31, 2014	–	$–	5,000,000	$5,000	$39,000	$(25,934)	$18,066

  The accompanying notes are an integral part of these financial statements

F-4

SONGBIRD DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period December 27, 2012	From inception (December 27, 2012) to
	July 31, 2014	to July 31, 2013	July 31, 2014
Operating activities:
Net loss	$(22,373)	$(3,561)	$(25,934)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Building and Land	(14,000)		(14,000)
Vehicles	(8,300)		(8,300)
Net cash provided by operating activities	(44,673)	(3,561)	(48,234)

Financing activities:
Proceeds from issuance of common stock	40,000	4,000	44,000
Due to related party	14,150	50	14,200
Net cash provided by financing activities	54,150	4,050	58,200
Net increase in cash	9,477	489	9,966
Cash, beginning of period	489	–	–
Cash, end of period	$9,966	$489	$9,966

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$–	$–	–
Interest	$–	$–	–

The accompanying notes are an integral part of these financial statements

F-5

SONGBIRD DEVELOPMENT INC.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2014

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Songbird Development Inc. (the Company) was incorporated under the laws of the State of Nevada on December 27, 2012. The Company was formed to engage in the development and operation of a business engaged in the distribution of high end cutlery sets produced in China. The Company is in the development stage. Because we were not able to raise sufficient capital to execute our business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of these financial statements, we have not entered into any definitive agreement to change our direction.

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

F-6

SONGBIRD DEVELOPMENT INC.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2014

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company annually assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at July 31, 2014 or the period December 27, 2012(inception) through July 31, 2014 were impaired.

F-7

SONGBIRD DEVELOPMENT INC.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has generated $116,620 in revenue since its inception.

Advertising

The Company expenses its advertising when incurred. During the year ended July 31, 2014 the Company purchased $29,260 in cutlery sets to be utilized as promotional gifts and free samples to current and potential clients as a way to boost sales.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had ongoing operations during the period from December 27, 2012 (date of inception) to July 31, 2014 with a net loss of $25,934. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage, management believes that the Company’s current cash of $9,966 and anticipated revenues is sufficient to cover the expenses they will incur during the next twelve months.

F-8

SONGBIRD DEVELOPMENT INC.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2014

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and those other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of July 31, 2014, $14,200 is owed to the Company’s Officer & Director, Igor Kaspruk, from funds he loaned the Company. The loan is non-interest bearing with no specific repayment terms.

NOTE 6. STOCK TRANSACTIONS

On July 10, 2013, we offered and sold to Igor Kaspruk, our President, Secretary, Treasurer and Director, a total of 4,000,000 shares of common stock for a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

During the year ended July 31, 2014 the Company sold 1,000,000 shares of common stock to 35 independent shareholders. The shares were sold at a price of $0.04 each for total proceeds of $40,000. The Offering was closed on February 21, 2014 and the certificates were delivered on April 15, 2014.

As of July 31, 2014 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of July 31, 2014:

Preferred stock, $0.001 par value: 5,000,000 shares authorized zero issued and outstanding as of July 31, 2014.

Common stock, $0.001 par value: 70,000,000 shares authorized; 5,000,000 shares issued and outstanding.

F-9

NOTE 8.  SUBSEQUENT EVENTS

On October 22, 2014, the Company entered into a contract with and completed the acquisition of Knowledge Machine, Inc., a Nevada corporation, in a stock-for-stock exchange in which the Company issued 37,625,000 shares of its common stock on a pro rata basis to the shareholders of Knowledge Machine in return of all of the outstanding shares of Knowledge Machine (the “Reorganization Agreement”). Knowledge Machine also entered into a Stock Purchase Agreement (the “SPA”) with the sole officer, director and principal shareholder of the Company at the time, to acquired 2,464,716 shares of restricted stock held by him for $35,800.  Following the closing of the Reorganization Agreement and the SPA, the Company sold the assets relating to the prior business of the Company to the former principal executive office in return of 1,535,284 shares owned by him pursuant to an Asset Purchase Agreement (the “APA”).   In addition, Knowledge Machine advanced $14,200 to the Company to repay outstanding prior cash advances made by a former officer to the Company.

At the closing of the Reorganization Agreement, new management was appointed.  Thereafter, in connection with the closing of the SPA and the APA, the 4,000,000 restricted shares of common stock purchased by Knowledge Machine and the Company from the former principal shareholder in the above transactions were cancelled and returned the authorized but unissued common stock of the Company.

In connection with the closing of the Reorganization Agreement, the board of directors approved a one-for-ten forward stock split of the pre-closing outstanding shares and a change of the Company’s name to “Knowledge Machine International, Inc.

F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Knowledge Machine, Inc.

San Diego, California

We have audited the accompanying balance sheet of Knowledge Machine, Inc., [a development stage company] as of June 30, 2014 and the related statements of operations, stockholders’ equity and cash flows for the period from inception on December 12, 2013 through June 30, 2014. Knowledge Machine, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knowledge Machine, Inc. as of June 30, 2014 and the results of its operations and its cash flows for the period from inception on December 12, 2013 through June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Knowledge Machine, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Knowledge Machine, Inc. has incurred losses since inception and has not yet achieved profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

August 8, 2014

Knowledge Machine, Inc.

Balance Sheet

June 30, 2014

ASSETS
Current Assets
Cash	$461,285
Total Current Assets	461,285

Other Assets
Cash in Escrow	50,000

Total Other Assets	50,000

TOTAL ASSETS	$511,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$20,179
Accrued Interest Payable	600
Due to Allotrope	100,000
Notes Payable - Convertible	650,000
Total Current Liabilities	770,779

TOTAL LIABILITIES	770,779

Stockholders' Equity(Deficit)
Preferred Stock, $0.001 par; 1,000,000 shares authorized; None issued and outstanding	–
Common Stock, $0.001 par; 200,000,000 shares authorized; 34,000,000 issued and 26,331,999 outstanding	34,000
Additional Paid-In Capital	–
Less Deferred Compensation 7,668,001 common shares	(7,668)
Retained Earnings (Deficit)	(285,826)
Total Stockholders' Equity (Deficit)	(259,494)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$511,285

The accompanying notes are an integral part of these financial statements

Knowledge Machine, Inc.

Statement of Operations

Period December 12, 2013 (Date of Inception) to June 30, 2014

REVENUE	$–

EXPENSES
General & Administration	131,704
Impairment Loss	150,000
Non-cash Stock Compensation	3,832
Total Expenses	285,536

OTHER INCOME (EXPENSE)
Interest Expense	(600)
Interest Income	310
Total Other Income (Expense)	(290)

INCOME (LOSS) BEFORE INCOME TAXES	(285,826)

Current Income Tax Expense	–

Deferred Income Tax Expense	–

Net Income (Loss)	$(285,826)

Loss per Common Share - Basic and Diluted	$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	13,058,540

The accompanying notes are an integral part of these financial statements

Knowledge Machine, Inc.

Statement of Cash Flows

Period December 12, 2013 (Date of Inception) to June 30, 2014

OPERATING ACTIVITIES
Net Income (Loss)	$(285,826)
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Stock Compensation	3,832
Impairment Loss	150,000
Change in assets and liabilities:
(Increase) in Cash in Escrow	(50,000)
Increase in Accounts Payable	20,179
Increase in Accrued Interest	600
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(161,215)

INVESTING ACTIVITIES
Purchase of Cost Method Investment in Allotrope	(50,000)
NET CASH (USED) BY INVESTING ACTIVITIES	(50,000)

FINANCING ACTIVITIES
Proceeds from Notes Payable	650,000
Proceeds from Sale of Stock	22,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	672,500

NET CASH INCREASE (DECREASE) FOR PERIOD	461,285

CASH AT BEGINNING OF PERIOD	–

CASH AT END OF PERIOD	$461,285

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$–
Income Taxes	$–

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period December 12, 2013 to June 30, 201411,500,000 shares issued for board services at $0.001 per share. Of these, 3,831,999 vested during the period and 7,668,001 are unvested.
The Company's Cost Method Investment in Allotrope of $150,000 is partially offset by a related liability of $100,000.

The accompanying notes are an integral part of these financial statements

Knowledge Machine, Inc.

Statement of Stockholders' Equity (Deficit)

Period December 12, 2013 (Date of Inception) to June 30, 2014

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Deferred Compensation	Retained Earnings (Deficit)	Totals
Balance December 12, 2013	–	$–	$–	$–	$–	$–

Stock issued for cash	22,500,000	22,500	–	–	–	22,500

Stock issued for services	11,500,000	11,500	–	(7,668)	–	3,832

Net loss for the period ended June 30, 2014	–	–	–	–	(285,826)	(285,826)

Balance June 30, 2014	34,000,000	$34,000	$–	$(7,668)	$(285,826)	$(259,494)

The accompanying notes are an integral part of these financial statements

KNOWLEDGE MACHINE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – Knowledge Machine, Inc. is a Nevada corporation (the “Company”), incorporated December 12, 2013.

The Company is a technology company focused on targeting new technologies, acquiring licensing rights to those technologies, and marketing its licensed technology. The Company seeks to create a portfolio of transformative and breakthrough technologies. The Company has been organized to fundamentally change the paradigm of technology transfer and tech startups involving licensing of IP, and in so doing, transform the very nature by which technology companies are conceived, launched, and are made successful. The Company intends to accomplish this by introducing tools and processes that remove various biases, blind spots, and cultural pathologies and make commercialization of technology a more systematic and process-driven approach. The Company intends to acquire IP and marketing and sales rights to innovative and breakthrough technologies, and then through partnerships develop companies which will provide the Company with multiple sources of recurring revenue and increasing valuation. Additionally, the Company’s Science Advisory Board will help to mitigate technical, market, and financial risks and help make its activities significantly more successful. The Company’s activities are expected to grow rapidly upon completion of future financing.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for the period then ended have been made.

Property and Equipment – Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated life has been determined to be three years unless a unique circumstance exists, which is then fully documented as an exception to the policy.

Fair Value of Financial Instruments - The Company accounts for fair value measurements in accordance with accounting standard ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The Company’s financial instruments consist of cash, payables, and notes payable. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates and are also short-term in nature.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” at the date of inception on December 12, 2013. As a result of the implementation of ASC Topic No. 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2014. All tax years starting with 2013 are open for examination.

Stock Based Compensation – The Company recognizes compensation costs to employees under ASC Topic No. 718, “Compensation – Stock Compensation.” Under ASC Topic No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC Topic No. 505, “Equity Based Payments to Non-Employees.” In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at June 30, 2014 was $0.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Recently Enacted Accounting Standards – The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.

Recent Accounting Standards Updates (“ASU”) through ASU No. 2014-13 contain technical corrections to existing guidance or affect guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has early adopted the provisions of ASU No. 2014-10 “Development Stage Entities” which generally removes the requirements for added disclosures about development stage activities.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Concentration of Credit Risk – The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Organization Expenditures – Organizational expenditures are expensed as incurred for Securities Exchange Commission (SEC) filings, but capitalized and amortized for income tax purposes.

Cost Method Investments – These are investments in equity securities having no readily determinable fair value (i.e. the shares are not publicly traded), and where the equity method (i.e. 20% or greater ownership) or consolidation method (i.e. greater than 50% ownership or if the Company has significant influence over the operating and financial policies of the investee company) do not apply.

These long-term investments are carried at cost until disposed of or until written down due to impairment. Impairment is tested annually at the individual security level (or more often if an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment). An investment is deemed impaired when its fair value is less than its book carrying value. During the period ended June 30, 2014, an impairment loss of $150,000 was recorded.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Revenue Recognition – The Company’s revenue is derived primarily from providing services under contractual agreements. The Company recognizes revenue in accordance with ASC Topic No. 605 based on the following criteria: Persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

NOTE 2 – Going Concern

The Company was only recently formed and has not yet achieved profitable operations. The ability of the Company to continue as a going concern is dependent on expanding income opportunities. Management anticipates that future contracts will allow the Company to achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – Cost Method Investments

Allotrope Sciences Corporation

In June 2014, the Company entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation, to purchase 12% of the total number of shares of Allotrope’s common stock for $150,000. Three payments of $50,000 each were due within 10, 30 and 90 business days of the signing of the agreement on June 23, 2014. The first payment of $50,000 was made prior to June 30, 2014 and the two remaining payments totaling $100,000 are included as a liability on the Company’s balance sheet at June 30, 2014. The Company is subsequently in default on the second payment of the agreement. The investment in Allotrope is carried on the cost method. An impairment loss of $150,000 has been recorded at June 30, 2014 because the Company was unable to determine a fair market value of the investment.

NOTE 4 – Convertible Notes Payable

Notes payable consisted of the following at June 30, 2014:

Note payable to Marietta Dermatology PSP FBO Myles Jerdan, with an annual interest rate of 0.28%, unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently converted to common stock.	$125,000

Note payable to Ruben Azrak and Victor Azrak, with an annual interest rate of 0.30%, unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently $75,000 was repaid and $75,000 was subsequently converted to common stock.	150,000

Note payable to Jonathan Rahn, with an annual interest rate of 0.30%, unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently converted to common stock.	50,000

Note payable to Shawn Henry German, with an annual interest rate of 0.28%, unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently converted to common stock.	50,000

Note payable to Sam Esses, with an annual interest rate of 0.30%, unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently converted to common stock.	75,000

Note payable to Seymore Rubin and Mark Rubin,with an annual interest rate of 0.30%,unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently converted to common stock.	200,000

Total	650,000

Less current notes payable	(650,000)

Long-term notes payable	$0

NOTE 5 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at June 30, 2014, unused operating loss carryforwards of approximately $285,826, which may be applied against future taxable income and which expire in various years through 2034. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryfowards of approximately $18,965 at June 30, 2014 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $18,965 for the period ended June 30, 2014.

Deferred tax assets are comprised of the following:

2014
Deferred tax assets:
NOL carryover	$285,826
Organization Expense	(9,391)
Impairment Expense	(150,000)
Valuation allowance	(126,435)
Net deferred tax asset	$–

NOTE 6 – Stockholders’ Equity

Common Stock

The Company has authorized 200,000,000 shares of common stock, $.001 par value.

In February, March and April 2014, the Company issued 22,500,000 shares to officers and investors for cash of $22,500, or $0.001 per share.

On April 22, 2014, the Company issued 11,500,000 shares of the Company’s common stock to the Company’s Science Advisory Board members as noncash compensation for services to be rendered valued at $11,500 or $0.001 per share. Of these shares, 3,831,999 (valued at $3,832) vested during the period ended June 30, 2014 and 7,668,001 (valued at $7,668) remain unvested and are reflected as deferred compensation as of June 30, 2014.

Deferred Compensation

During the period ended June 30, 2014, 11,500,000 shares of common stock were issued to the Company’s Science Advisory Board members at $0.001 per share. The unvested portion of the shares at June 30, 2014 (7,668,001 unvested shares) increased deferred compensation by $7,668.

As of June 30, 2014, the balance of unvested compensation cost expected to be recognized is $7,668 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 2 years (through April 22, 2016).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at June 30, 2014.

Proposed Acquisition

The Company is newly formed and is negotiating a potential acquisition of a public company as a means for future access to public capital markets to expand operations. Any such acquisition would likely be structured as a reorganization of the Company in a manner similar to a reverse purchase, wherein the shareholders of the Company would become the controlling shareholders of the public company. The Company would thus take over the public reporting obligations of the public company. Accordingly, the Company has placed $50,000 in an escrow as it seeks an acquisition. No assurance can be given that the Company will be successful in finding and completing an acquisition.

NOTE 7 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended June 30, 2014:

Loss from continuing operations available to common stockholders (numerator)	$(285,826)

Weighted average number of common shares outstanding used in loss per share during the Period (denominator)	13,058,540

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose, except as noted below.

On July 8, 2014, the Company entered into an agreement with Score Technologies, Inc. for the purchase of 100,000 shares of stock in consideration of $50,000. The Company also has options to enter into two license agreements for $25,000 each. The stock purchase agreement was subsequently cancelled and rescinded retroactively as though it never happened. The $50,000 payment is being held as a deposit towards partial payment on any license agreements entered into between the Company and Score.

On July 9, 2014, the Company amended their Science Advisory Board Agreement with the President of the Company and all unvested shares for the President (3,666,667 shares valued at $0.001, or $3,667) became fully vested.

In July 2014, the Company repaid $75,000 of notes payable. The remaining promissory notes in the aggregate principal amount of $575,000 were converted to common stock at a rate of five shares of stock per $1.00. A total of 2,875,000 shares of common stock were issued as part of the conversions. All interest due on the notes was paid upon conversion.

SONGBIRD DEVELOPMENT, INC.

AND KNOWLEDGE MACHINE, INC.

PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

[Unaudited]

The following unaudited proforma condensed combined balance sheet aggregates the balance sheet of Songbird Development, Inc., a Nevada corporation (the “Company”) as of July 31, 2014 and the balance sheet of Knowledge Machine, Inc., a Nevada corporation (“KMI”) as of June 30, 2014 accounting for the transaction as a reorganization of KMI in a manner similar to a reverse purchase with the issuance of common stock of the Company for all the issued and outstanding shares of KMI and using the assumptions described in the following notes, giving effect to the transaction, as if the transaction had occurred as of the end of the period. The transaction was not completed as of July 31, 2014.

The following unaudited proforma condensed combined statement of operations combines the results of operations of the Company for the year ended July 31, 2014 and the results of operations of KMI for the period from inception on December 12, 2013 through June 30, 2014 as if the transaction had occurred at the beginning of the periods.

The pro forma condensed combined financial statements should be read in conjunction with the separate financial statements and related notes thereto of the Company and KMI. These proforma financial statements are not necessarily indicative of the combined financial position, had the acquisition occurred at the end of the periods indicated above, or the combined results of operations which might have existed for the periods indicated or the results of operations as they may be in the future.

F-1

SONGBIRD DEVELOPMENT, INC.

AND KNOWLEDGE MACHINE, INC.

PROFORMA CONDENSED COMBINED BALANCE SHEET

July 31, 2014

ASSETS

[Unaudited]

	Songbird	Knowledge
	Development, Inc.	Machine, Inc.		Proforma
	July 31, 2014	June 30, 2014		Increase	Proforma
	[Company]	[KMI]		(Decrease)	Combined

ASSETS:
Cash	$9,966	$461,285		$–	$469,751
			[F]	(1,500)
Cash in Escrow	–	50,000	[E]	(50,000)	–
Buildings and Land	14,000	–	[C]	(14,000)	–
Vehicles	8,300	–	[C]	(8,300)	–
Investment in subsidiary	–	–	[A]	37,625	–
	–	–	[B]	(37,625)	–
	$32,266	$511,285		$(38,000)	$469,751

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES:
Accounts payable	$–	$20,179		$–	$20,179
Accrued interest payable	–	600		–	600
Due to Allotrope	–	100,000		–	100,000
Loan payable – related party	14,200	–	[E]	(14,200)	–
Notes payable - convertible	–	650,000		–	650,000
Total Liabilities	14,200	770,779		(14,200)	770,779

STOCKHOLDERS’ (DEFICIT):
			[A]	37,625
			[B]	(34,000)
			[C]	(4,000)
Common stock	5,000	34,000	[D]	9,000	47,625

			[B]	(29,559)
			[C]	(18,300)
Additional paid in capital	39,000	–	[D]	(9,000)	(55,159)
Less deferred compensation	–	(7,668)	[E]	(35,800)	(7,668)
Accumulated Deficit	(25,934)	(285,826)	[B]	25,934	(285,826)
			[F]	(1,500)

Total Stockholders’ (Deficit)	18,066	(259,494)		(23,800)	(301,028)

	$32,266	$511,285		$(38,000)	$469,751

See Notes To Unaudited Proforma Condensed Financial Statements.

F-2

SONGBIRD DEVELOPMENT, INC.

AND KNOWLEDGE MACHINE, INC.

PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

[Unaudited]

		Knowledge
	Songbird	Machine, Inc.
	Development, Inc.	From inception
	For the Year	on Dec 12, 2013
	Ended	Through	Proforma
	July 31, 2014	June 30, 2014	Increase	Proforma
	[Company]	[KMI]	(Decrease)	Combined

REVENUE	$116,620	$–	$–	$116,620

COST OF GOODS SOLD:
Cutlery set purchases	75,675	–	–	75,675
Sales commissions paid	9,870	–	–	9,870
Gross Profit	31,075	–	–	31,075

EXPENSES:
General and administrative	32,315	131,704	–	164,019
Professional fees	21,134	–	–	21,134
Impairment loss	–	150,000	–	150,000
Non-cash stock compensation	–	3,832	–	3,832

Total Expenses	53,449	285,536	–	338,985

INCOME (LOSS) FROM OPERATIONS	(22,374)	(285,536)	–	(307,910)

OTHER INCOME (EXPENSE)
Interest expense	–	(600)	–	(600)
Interest income	–	310	–	310

Total Other Income (Expense)	–	(290)	–	(290)

INCOME (LOSS) FROM OPERATIONS
BEFORE PROVISION FOR TAXES	(22,374)	(285,826)	–	(308,200)

PROVISION FOR INCOME TAXES	–	–	–	–

INCOME (LOSS) FROM
CONTINUING OPERATIONS	(22,374)	(285,826)	–	(308,200)

DISCONTINUED OPERATIONS	–	–	–	–

NET INCOME (LOSS)	$(22,374)	$(285,826)	$–	$(308,200)

BASIC NET (LOSS) PER COMMON SHARE (Note 4)				$(.006)

See Notes To Unaudited Proforma Condensed Financial Statements.

F-3

SONGBIRD DEVELOPMENT, INC.

AND KNOWLEDGE MACHINE, INC.

NOTES TO PROFORMA CONDENSED COMBINED FINANCIAL STATEMENTS

[Unaudited]

NOTE 1 – SONGBIRD DEVELOPMENT, INC.

Songbird Development, Inc. (the “Company”) was organized under the laws of the State of Nevada on December 27, 2012. The Company was formed to engage in the development and operation of a business engaged in the distribution of high end cutlery sets produced in China. The Company is in the development stage. The Company was not able to raise sufficient capital to execute their business plan and is now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.

NOTE 2 – KNOWLEDGE MACHINE, INC.

Knowledge Machine, Inc. (“KMI”) was organized under the laws of the State of Nevada on December 12, 2013. The Company is a technology company focused on targeting new technologies, acquiring licensing rights to those technologies, and marketing our licensed technology. The Company seeks to create a portfolio of transformative and breakthrough technologies. The Company has been organized to fundamentally change the paradigm of technology transfer and tech startups involving licensing of IP, and in so doing, transform the very nature by which technology companies are conceived, launched, and are made successful. The Company intends to accomplish this by introducing tools and processes that remove various biases, blind spots, and cultural pathologies and make commercialization of technology a more systematic and process-driven approach. The Company intends to acquire IP and marketing and sales rights to innovative and breakthrough technologies, and then through partnerships develop companies which will provide the Company with multiple sources of recurring revenue and increasing valuation. Additionally, the Company’s Science Advisory Board will help to mitigate technical, market, and financial risks and help make its activities significantly more successful. The Company’s portfolio is expected to grow rapidly upon completion of future financing.

NOTE 3 - PROFORMA ADJUSTMENTS

On October 22, 2014, KMI was acquired by the Company pursuant to an Agreement and Plan of Reorganization. The agreement called for the Company to issue 37,625,000 shares of common stock to the shareholders of KMI for a controlling ownership interest of the Company in a transaction wherein KMI would became a wholly-owned subsidiary of the Company.

F-4

The ownership interests of the former owners of KMI in the combined enterprise will be greater than that of the ongoing shareholders of the Company and, accordingly, the management of KMI will assume operating control of the combined enterprise. Consequently, the acquisition is accounted for as the recapitalization of KMI, wherein KMI purchased the assets of the Company and accounted for the transaction as a reverse purchase for accounting purposes.

Proforma adjustments on the attached financial statements include the following:

[A]	To record the issuance of 37,625,000 shares of common stock pursuant to the Agreement and Plan of Reorganization.
[B]	To eliminate the common stock accounts of KMI and the prior retained earnings of the Company.
[C]	To record the cancellation of 4,000,000 shares of common stock from a shareholder of Songbird Development and the elimination of capital assets.
[D]	To record the forward split of 1,000,000 shares of common stock from shareholders of Songbird Development into 10,000,000 shares.
[E]	To record repayment of the related party loan payable of $14,200 and $35,800 to purchase stock for cancellation.
[F]	To record payment of the expenses of closing of $1,500.

NOTE 4 - PROFORMA (LOSS) PER SHARE

The proforma (loss) per share is computed based on the number of shares outstanding, after adjustment for shares issued in the acquisition, as though all shares issued in the acquisition had been outstanding from the beginning of the periods presented.

F-5