Form 10-QT
period 2014-10-22
Knowledge Machine International, Inc.
filed 2014-12-08
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2014 to October 22, 2014

Commission File Number: 333-191175

Knowledge Machine International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0925768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Hayward Brook Drive, Concord, NH	03301
(Address of principal executive offices)	(Zip Code)

(603) 717 - 6279
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on December 8, 2014, was 47,625,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Songbird Development Inc.

Balance Sheets

October 22, 2014 and July 31, 2014

	October 22, 2014	July 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$9,971	$9,966
Total Current Assets	9,971	9,966

Fixed Assets
Buildings and Land	14,000	14,000
Vehicles	8,300	8,300
Total Fixed Assets	22,300	22,300

TOTAL ASSETS	$32,271	$32,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Loan Payable - Related Party	$14,995	$14,200
Total Current Liabilities	14,995	14,200

TOTAL LIABILITIES	14,995	14,200

Stockholders' Equity
Preferred Stock, $0.001 par; 5,000,000 shares authorized;
None issued and outstanding	–	–
Common Stock, $0.001 par; 70,000,000 shares authorized;
5,000,000 issued and outstanding at October 22, 2014 and July 31, 2014	5,000	5,000
Additional Paid-In Capital	39,000	39,000
Deficit accumulated during the development stage	(26,724)	(25,934)
Total Stockholders' Equity	17,276	18,066

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,271	$32,266

The accompanying notes are an integral part of these financial statements.

Songbird Development Inc.

Statements of Operations

Period Ended October 22, 2014 and Three Months Ended October 31, 2013

(Unaudited)

	Period August 1, 2014	Three Months Ended
	to October 22, 2014	October 31, 2013

REVENUE	$7,600	$45,830

COST OF GOODS SOLD
Cutlery Set Purchases	6,365	15,900
Sales Commission Paid	1,200	1,500
Total Cost of Goods Sold	7,565	17,400

GROSS PROFIT	35	28,430

OPERATING EXPENSES
General & Administration	75	643
Professional Fees	750	1,067
Total Operating Expenses	825	1,710

Net Income (Loss)	$(790)	$26,720

Loss per Common Share - Basic and Diluted	$(0.00)	$0.01

Weighted Average Number of Shares Outstanding - Basic and Diluted	5,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

Songbird Development Inc.

Statements of Cash Flows

Period Ended October 22, 2014 and Three Months Ended October 31, 2013

(Unaudited)

	Period August 1, 2014	Three Months Ended
	to October 22, 2014	October 31, 2013
OPERATING ACTIVITIES
Net Income (Loss)	$(790)	$26,720

FINANCING ACTIVITIES
Increase in Loan from Related Party	795	2,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	795	2,000

NET CASH INCREASE (DECREASE) FOR PERIOD	5	28,720

CASH AT BEGINNING OF PERIOD	9,966	489

CASH AT END OF PERIOD	$9,971	$29,209

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$–	$–
Income Taxes	$–	$–

Supplemental Schedule of Noncash Investing and Financing Activities:
For the period August 1, 2014 to October 22, 2014: None
For the three months ended October 31, 2013: None

The accompanying notes are an integral part of these financial statements.

SONGBIRD DEVELOPMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 22, 2014

NOTE 1 – Organization and Description of Business

Songbird Development Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2012. The Company was formed to engage in the development and operation of a business engaged in the distribution of high end cutlery sets produced in China. The Company is in the development stage. Because it was not able to raise sufficient capital to execute its business plan, it is now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. Subsequent to the date of these financial statements (see Note 8), the Company entered into a definitive agreement to change its direction.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 22, 2014 and July 31, 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the July 31, 2014 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended October 22, 2014 and October 31, 2013 are not necessarily indicative of the operating results for the full year.

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a July 31 year end.

Basic Earnings (loss) Per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company annually assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company determined that none of its long-term assets at October 22, 2014 or July 31, 2014 were impaired.

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

Advertising

The Company expenses its advertising when incurred.

NOTE 3 – Recent Accounting Pronouncements

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

NOTE 4 – Going Concern

The accompanying financial statements are presented on a going concern basis. The Company had ongoing operations during the period from December 27, 2012 (date of inception) to October 22, 2014 with a net loss of $26,724. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage, management believes that the Company’s acquisition plans as described in Note 8 are sufficient to cover the expenses they will incur during the next twelve months.

NOTE 5 – Related Party Transactions

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available. He may face a conflict in selecting between the Company and those other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of October 22, 2014 and July 31, 2014, $14,995 and $14,200, respectively, are owed to the Company’s sole officer and director from funds he loaned the Company. The loan is non-interest bearing with no specific repayment terms. He is also the person transacting the Company’s current operations and controls the Company’s cash balances.

As further disclosed in Note 8, on October 22, 2014, in connection with an acquisition of Knowledge Machine, Inc., all of the Company’s operations, assets and liabilities were transferred to the Company’s sole officer and director for the return and cancellation of 1,535,284 shares of common stock.

NOTE 6 – Stock Transactions

On July 10, 2013, the Company offered and sold to its sole officer and director a total of 4,000,000 shares of common stock for a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

During the year ended July 31, 2014, the Company sold 1,000,000 shares of common stock to 35 independent shareholders. The shares were sold at a price of $0.04 each for total proceeds of $40,000. The Offering was closed on February 21, 2014 and the certificates were delivered on April 15, 2014.

As of October 22, 2014 and July 31, 2014, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 7 – Stockholders’ Equity

The stockholders’ equity section of the Company contains the following classes of capital stock as of October 22, 2014 and July 31, 2014:

Preferred stock, $0.001 par value: 5,000,000 shares authorized; zero issued and outstanding as of October 22, 2014 and July 31, 2014.

Common stock, $0.001 par value: 70,000,000 shares authorized; 5,000,000 shares issued and outstanding as of October 22, 2014 and July 31, 2014

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose, except as noted below.

On October 22, 2014, the Company entered into a contract with and completed the acquisition of Knowledge Machine, Inc., a Nevada corporation, in a stock-for-stock exchange in which the Company issued 37,625,000 shares of its common stock on a pro rata basis to the shareholders of Knowledge Machine in return of all of the outstanding shares of Knowledge Machine (the “Reorganization Agreement”). Knowledge Machine also entered into a Stock Purchase Agreement (the “SPA”) with the sole officer, director and principal shareholder of the Company at the time, to acquire 2,464,716 shares of restricted stock held by him for $35,800. Following the closing of the Reorganization Agreement and the SPA, the Company sold the assets relating to the prior business of the Company to the former principal executive officer in return of 1,535,284 shares owned by him pursuant to an Asset Purchase Agreement (the “APA”). In addition, Knowledge Machine advanced $14,200 to the Company to repay outstanding prior cash advances made by a former officer to the Company.

At the closing of the Reorganization Agreement, new management was appointed. Thereafter, in connection with the closing of the SPA and the APA, the 4,000,000 restricted shares of common stock purchased by Knowledge Machine and the Company from the former principal shareholder in the above transactions were cancelled and returned the authorized but unissued common stock of the Company.

In connection with the closing of the Reorganization Agreement, the board of directors approved a one-for-ten forward stock split of the pre-closing outstanding shares and a change of the Company’s name to “Knowledge Machine International, Inc.” The stock split and name change were effective on November 10, 2014.

The Company has changed its year end to June 30th.

Knowledge Machine, Inc.

Balance Sheets

September 30, 2014 and June 30, 2014

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$222,841	$461,285
Total Current Assets	222,841	461,285

Other Assets
Cash in Escrow	50,700	50,000
Deferred Stock Offering Costs	14,919	–
License Agreement Option	25,000	–
License Agreement Deposit	50,000	–
Total Other Assets	140,619	50,000

TOTAL ASSETS	$363,460	$511,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$9,412	$20,179
Accrued Interest Payable	–	600
Notes Payable - Convertible	–	650,000
Due to Allotrope	100,000	100,000
Total Current Liabilities	109,412	770,779

TOTAL LIABILITIES	109,412	770,779

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par; 1,000,000 shares authorized;
None issued and outstanding	–	–
Common Stock, $0.001 par; 200,000,000 shares authorized;
37,625,000 issued and 33,040,666 outstanding at September 30, 2014
34,000,000 issued and 26,331,999 outstanding at June 30, 2014	37,625	34,000
Additional Paid-In Capital	572,125	–
Less Deferred Compensation
4,584,334 and 7,668,001 common shares, respectively	(4,584)	(7,668)
Retained Earnings (Deficit)	(351,118)	(285,826)
Total Stockholders' Equity (Deficit)	254,048	(259,494)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$363,460	$511,285

 The accompanying notes are an integral part of these financial statements.

Knowledge Machine, Inc.

Statement of Operations

Three Months Ended September 30, 2014

(Unaudited)

REVENUE	$–

EXPENSES
General & Administration	61,292
Non-cash Stock Compensation	3,834
Total Expenses	65,126

OTHER INCOME (EXPENSE)
Interest Expense	(252)
Interest Income	86
Total Other Income (Expense)	(166)

INCOME (LOSS) BEFORE INCOME TAXES	(65,292)

Current Income Tax Expense	–

Deferred Income Tax Expense	–

Net Income (Loss)	$(65,292)

Loss per Common Share - Basic and Diluted	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	36,229,620

The accompanying notes are an integral part of these financial statements.

Knowledge Machine, Inc.

Statement of Cash Flows

Three Months Ended September 30, 2014

(Unaudited)

OPERATING ACTIVITIES
Net Income (Loss)	$(65,292)
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Stock Compensation	3,834
Change in assets and liabilities:
(Increase) in Cash in Escrow	(700)
Increase in Accounts Payable	(10,767)
Increase in Accrued Interest	(600)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(73,525)

INVESTING ACTIVITIES
Purchase of Option of License Agreement with Score	(25,000)
Deposit towards License Agreement with Score	(50,000)
NET CASH (USED) BY INVESTING ACTIVITIES	(75,000)

FINANCING ACTIVITIES
Repayment of Notes Payable	(75,000)
Increase in Deferred Stock Offering Costs	(14,919)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(89,919)

NET CASH INCREASE (DECREASE) FOR PERIOD	(238,444)

CASH AT BEGINNING OF PERIOD	461,285

CASH AT END OF PERIOD	$222,841

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$852
Income Taxes	$–

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended September 30, 2014

Of $650,000 in notes payable, $75,000 was repaid and $575,000 was converted to 2,875,000 shares of capital stock.
1,000,000 shares issued to a Director at $0.001 per share. Of these, 250,000 vested during the period and 750,000 are unvested.
250,000 shares previously issued for Board Services at $0.001 per share were cancelled during the period.

The accompanying notes are an integral part of these financial statements.

KNOWLEDGE MACHINE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – Knowledge Machine, Inc. is a Nevada corporation (the “Company”), incorporated December 12, 2013.

The Company is a technology company which intends to focus on new technologies, acquiring licensing rights to those technologies, and marketing its licensed technology. The Company seeks to create a portfolio of technologies to change the method of technology transfer and technology startups involving licensing of intellectual property. The Company intends to introduce tools and processes that management believes would remove various biases, blind spots, and cultural pathologies and make commercialization of technology a more systematic and process-driven approach. The Company intends to acquire intellectual property and marketing and sales rights to these technologies and then develop these companies through partnership or joint venture arrangements. Additionally, the Company’s Science Advisory Board is intended to help mitigate technical, market, and financial risks of these companies.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and June 30, 2014 and for the three months ended September 30, 2014 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the June 30, 2014 audited financial statements and notes thereto. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Fair Value of Financial Instruments – The Company accounts for fair value measurements in accordance with accounting standard ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

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

The Company has no tax positions at September 30, 2014 and June 30, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended September 30, 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2014 or September 30, 2014. All tax years starting with 2013 are open for examination.

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

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at September 30, 2014 and June 30, 2014 was $0 and $0 respectively.

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2014-16 contain technical corrections to existing guidance or affect guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has early adopted the provisions of ASU No. 2014-10 “Development Stage Entities” which generally removes the requirements for added disclosures about development stage activities.

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

These long-term investments are carried at cost until disposed of or until written down due to impairment. Impairment is tested annually at the individual security level (or more often if an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment). An investment is deemed impaired when its fair value is less than its book carrying value. During the period ended September 30, 2014, no impairment losses were recorded.

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

Deferred Stock Offering Costs – Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering in additional paid in capital. In the event a stock offering is unsuccessful, the costs related to the offering will be written off directly to expense.

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

NOTE 3 – Cost Method Investments

Allotrope Sciences Corporation

In June 2014, the Company entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation, to purchase 12% of the total number of shares of Allotrope’s common stock for $150,000. Three payments of $50,000 each were due within 10, 30 and 90 business days of the signing of the agreement on June 23, 2014. The first payment of $50,000 was made prior to June 30, 2014. The two remaining payments totaling $100,000 are included as a liability on the Company’s balance sheet at September 30, 2014. On October 14, 2014, the Company and Allotrope rescinded the original agreement and are in the process of renegotiating the transaction, with the intent that the $50,000 would be used towards future joint venture activities. The investment in Allotrope is carried on the cost method. An impairment loss of $150,000 was recorded during the period ending June 30, 2014 because the Company was unable to determine a fair market value of the investment.

Score Technologies, Inc.

On July 8, 2014, the Company entered into an agreement with Score Technologies, Inc. for the purchase of 100,000 shares of stock in consideration of $50,000. On August 4, 2014, the agreement was subsequently cancelled and rescinded retroactively. The $50,000 payment made pursuant to the agreement is being held as a deposit towards partial payment on any future license agreements entered into between the Company and Score. In addition, on July 2, 2014, the Company entered into an option agreement with Score wherein the Company paid a total of $25,000 for the option of entering into a license agreement.

NOTE 4 – Stockholders’ Equity

Common Stock

The Company has authorized 200,000,000 shares of common stock, $.001 par value.

In February, March and April 2014, the Company issued 22,500,000 shares to officers and investors for cash of $22,500, or $0.001 per share.

On April 22, 2014, the Company issued 11,500,000 shares of the Company’s common stock to the Company’s Science Advisory Board members as noncash compensation for services to be rendered valued at $11,500 or $0.001 per share. Of these shares, 3,831,999 (valued at $3,832) vested during the period ended June 30, 2014 and 7,668,001 (valued at $7,668) remain unvested and are reflected as deferred compensation as of June 30, 2014. On August 13, 2014, 250,000 shares previously issued to a Science Advisory Board member were cancelled. The shares were valued at $0.001, or $250. An additional 3,666,667 shares (valued at $3,667) vested during the three months ending September 30, 2014 and 3,834,334 (valued at $3,834) remain unvested and are reflected as deferred compensation as of September 30, 2014.

On July 29, 2014, $575,000 of convertible notes payable were converted to common stock at a rate of five shares of stock per $1.00 (shares valued at $0.20 per share). A total of 2,875,000 shares of common stock were issued as part of the conversions. The shares were recorded at $0.001, or $2,875. The balance of $572,125 was recorded as additional paid in capital.

On August 25, 2014, the Company issued 1,000,000 shares of common stock to a Director. The shares were valued at $0.001, or $1,000. Of these shares, 250,000 (valued at $250) vested during the quarter and 750,000 (valued at $750) remain unvested. 250,000 shares will vest each year on August 25 in 2015, 2016 and 2017 as long as individual remains as a Director of the Company.

Deferred Compensation

During the period ended June 30, 2014, 11,500,000 shares of common stock were issued to the Company’s Science Advisory Board members at $0.001 per share. The unvested portion of the shares at June 30, 2014 (7,668,001 unvested shares) increased deferred compensation by $7,668. During the three months ending September 30, 2014, 167,000 of the unvested shares were cancelled, and an additional 3,666,667 shares vested. The unvested number of shares at September 30, 2014 is 3,834,334, representing deferred compensation of $3,834.

During the period ended September 30, 2014, 1,000,000 shares of common stock were issued to a Director at $0.001 per share. The unvested portion of the shares at September 30, 2014 (750,000 unvested shares) increased deferred compensation by $750.

As of September 30, 2014, the balance of unvested compensation cost expected to be recognized is $4,584 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 3 years (through August 25, 2017).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at September 30, 2014.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended September 30, 2014:

Loss from continuing operations available to common stockholders (numerator)	$(65,292)

Weighted average number of common shares outstanding used in loss per share during the Period (denominator)	36,229,620

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 6 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose, except as noted below.

In October 2014, the Company entered into and closed a reverse purchase agreement wherein the shareholders of the Company became the controlling shareholders of a public company, Songbird Development Inc. The Company has assumed the public reporting obligations of the public company.

SONGBIRD DEVELOPMENT INC.

AND KNOWLEDGE MACHINE, INC.

PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

[Unaudited]

The following unaudited pro forma condensed combined balance sheet aggregates the balance sheet of Songbird Development Inc., a Nevada corporation (the “Company”) as of October 22, 2014 and the balance sheet of Knowledge Machine, Inc., a Nevada corporation (“KMI”) as of September 30, 2014 accounting for the transaction as a reorganization of KMI in a manner similar to a reverse purchase with the issuance of common stock of the Company for all the issued and outstanding shares of KMI and using the assumptions described in the following notes, giving effect to the transaction, as if the transaction had occurred as of the end of the period. The transaction was completed on October 22, 2014.

The following unaudited pro forma condensed combined statement of operations combines the results of operations of the Company for the period August 1, 2014 to October 22, 2014 and the results of operations of KMI for the three months ending September 30, 2014 as if the transaction had occurred at the beginning of the periods.

The pro forma condensed combined financial statements should be read in conjunction with the separate financial statements and related notes thereto of the Company and KMI. These pro forma financial statements are not necessarily indicative of the combined financial position, had the acquisition occurred at the end of the periods indicated above, or the combined results of operations which might have existed for the periods indicated or the results of operations as they may be in the future.

SONGBIRD DEVELOPMENT INC.

AND KNOWLEDGE MACHINE, INC.

PRO FORMA CONDENSED COMBINED BALANCE SHEET

[Unaudited]

October 22, 2014

ASSETS

	Songbird	Knowledge
	Development Inc.	Machine, Inc.		Pro Forma
	October 22, 2014	September 30, 2014		Increase	Pro Forma
	[Company]	[KMI]		(Decrease)	Combined

ASSETS:
			[C]	(9,971)
Cash	$9,971	$222,841	[F]	$(800)	$222,041
Cash in Escrow	–	50,700	[E]	(50,000)	–
			[F]	(700)
Deferred Stock Offering Costs	–	14,919			14,919
License Agreement Option	–	25,000			25,000
License Agreement Deposit	–	50,000			50,000
Buildings and Land	14,000	–	[C]	(14,000)	–
Vehicles	8,300	–	[C]	(8,300)	–
Investment in subsidiary	–	–	[A]	37,625	–
			[B]	(37,625)
	$32,271	$363,460		$(83,771)	$311,960

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES:
Accounts payable	$–	$91,412		$–	$9,412
Due to Allotrope		100,000		–	100,000
			[C]	(795)
Loan payable – related party	14,995	–	[E]	(14,200)
Total Liabilities	14,995	109,412		(14,995)	109,412

STOCKHOLDERS’ (DEFICIT):
			[A]	37,625
			[B]	(37,625)
			[C]	(4,000)
Common stock	5,000	37,625	[D]	9,000	47,625
			[B]	(26,724)
			[C]	(27,476)
			[D]	(9,000)
			[E]	(35,800)
Additional paid in capital	39,000	572,125	[F]	(1,500)	510,625
Less deferred compensation	–	(4,584)		–	(4,584)
Accumulated Deficit	(26,724)	(351,118)	[B]	26,724	(351,118)
Total Stockholders’ (Deficit)	17,276	254,048		(68,776)	202,548
	$32,271	$363,460		$(83,771)	$311,960

See Notes To Unaudited Pro Forma Condensed Financial Statements.

SONGBIRD DEVELOPMENT INC.

AND KNOWLEDGE MACHINE, INC.

PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

[Unaudited]

	Songbird	Knowledge
	Development, Inc.	Machine, Inc.
	For the Period	For the three
	August 1, 2014 to	months ended	Pro Forma
	October 22, 2014	September 30, 2014	Increase	Pro Forma
	[Company]	[KMI]	(Decrease)	Combined

REVENUE	$7,600	$–	$–	$7,600
COST OF GOODS SOLD:
Cutlery set purchases	6,365	–	–	6,365
Sales commissions paid	1,200	–	–	1,200
Gross Profit	35	–	–	35

EXPENSES:
General and administrative	75	61,292	–	61,367
Professional fees	750	–	–	750
Non-cash stock compensation	–	3,834	–	3,834
Total Expenses	825	65,126	–	65,951

INCOME (LOSS) FROM OPERATIONS	(790)	(65,126)	–	(65,916)
OTHER INCOME (EXPENSE)
Interest expense	–	(252)	–	(252)
Interest income	–	86	–	86
Total Other Income (Expense)	–	(166)	–	(166)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR TAXES	(790)	(65,292)	–	(66,082)

PROVISION FOR INCOME TAXES	–	–	–	–

INCOME (LOSS) FROM CONTINUING OPERATIONS	(790)	(65,292)	–	(66,082)
DISCONTINUED OPERATIONS	–	–	–	–
NET INCOME (LOSS)	$(790)	$(65,292)	$–	$(66,082)

BASIC NET (LOSS) PER COMMON SHARE (Note 4)				$(.001)

See Notes To Unaudited Pro Forma Condensed Financial Statements.

SONGBIRD DEVELOPMENT INC.

AND KNOWLEDGE MACHINE, INC.

NOTES TO PROFORMA CONDENSED COMBINED FINANCIAL STATEMENTS

[Unaudited]

NOTE 1 – SONGBIRD DEVELOPMENT, INC.

Songbird Development Inc. (the “Company”) was organized under the laws of the State of Nevada on December 27, 2012. The Company was formed to engage in the development and operation of a business engaged in the distribution of high end cutlery sets produced in China. The Company is in the development stage. The Company was not able to raise sufficient capital to execute their business plan and is now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.

NOTE 2 – KNOWLEDGE MACHINE, INC.

Knowledge Machine, Inc. (“KMI”) was organized under the laws of the State of Nevada on December 12, 2013. The Company is a technology company which intends to focus on new technologies, acquiring licensing rights to those technologies, and marketing its licensed technology. The Company seeks to create a portfolio of technologies to change the method of technology transfer and technology startups involving licensing of intellectual property. The Company intends to introduce tools and processes that management believes would remove various biases, blind spots, and cultural pathologies and make commercialization of technology a more systematic and process-driven approach. The Company intends to acquire intellectual property and marketing and sales rights to these technologies and then develop these companies through partnership or joint venture arrangements. Additionally, the Company’s Science Advisory Board is intended to help mitigate technical, market, and financial risks of these companies.

NOTE 3 – PROFORMA ADJUSTMENTS

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

Proforma adjustments on the attached financial statements include the following:

[A]	To record the issuance of 37,625,000 shares of common stock pursuant to the Agreement and Plan of Reorganization.

[B]	To eliminate the common stock accounts of KMI and the prior retained earnings of the Company.

[C]	To record the cancellation of 4,000,000 shares of common stock from a shareholder of Songbird Development and the elimination of capital assets and other residual balances of Songbird.

[D]	To record the forward split of 1,000,000 shares of common stock from shareholders of Songbird Development into 10,000,000 shares.

[E]	To record repayment of the related party loan payable of $14,200 and $35,800 to purchase stock for cancellation.

[F]	To record payment of the expenses of closing of $1,500.

NOTE 4 – PROFORMA (LOSS) PER SHARE

The proforma (loss) per share is computed based on the number of shares outstanding, after adjustment for shares issued in the acquisition, as though all shares issued in the acquisition had been outstanding from the beginning of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2014, and our interim financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars.

Forward-Looking Statement Notice

This quarterly report on Form 10-Q contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, those set forth in our most recent annual report referenced below.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A – Risk Factors as disclosed in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 28, 2014.

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligations to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. In evaluating forward-looking statements, you should consider these risks and uncertainties.

Description of Business

Prior to October 22, 2014, we were engaged in the distribution of high end cutlery sets produced in China. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”) and subsequently sold off our current business. Knowledge Machine is a development stage technology company focused on targeting new technologies, acquiring licensing rights to those technologies, and marketing its licensed technologies. Whenever feasible and supported by business plans, we intend to form joint ventures and partnerships to share risks and rewards associated with bringing new and innovative products and services to market. We do not intend to become an investment company as defined in the Investment Company Act of 1940, as amended. Knowledge Machine was incorporated in the State of Nevada on December 12, 2013, and commenced its operations in 2013.

At its core, the business processes of Knowledge Machine are anticipated to involve the following aspects:

•	Identification of promising early–stage technologies that have significant revenue potential within validated markets or within emerging markets, including technologies which have issued patents or have patents pending;
•	Creation and utilization of an IP-specific search engine tool which will enable us to better match licensable IP across organizational and national boundaries, thereby resulting in superior IP bundles for product definition and launch;
•	Vetting of such early stage technologies by Knowledge Machine’s Science Advisory Board comprised of individuals with significant private and public sector experience with technology and innovation;
•	Structuring of licensing agreements, marketing agreement, joint ventures, joint technology development agreements, or materials supply agreements depending on the specific business opportunity and what would be best for advancing the purposes of the business plan; and
•	Focusing on specific technology areas such as advanced materials, manufacturing, internet technologies and Big Data, biotech, and health care, especially in emerging markets such as India.

Acquisition of Knowledge Machine

On October 22, 2014, we entered into a contract with and completed the acquisition of Knowledge Machine in a stock-for-stock exchange in which we issued 37,625,000 shares of our common stock on a pro rata basis to the shareholders of Knowledge Machine in return of all of the outstanding shares of Knowledge Machine (the “Reorganization Agreement”). We also entered into a Stock Purchase Agreement (the “SPA”) with Igor Kaspruk, the sole officer, director and principal shareholder of the Company at the time, to acquired 2,464,716 shares of restricted stock held by him for $35,800. Following the closing of the Reorganization Agreement and the SPA, we sold the assets relating to the prior business of the Company to Mr. Kaspruk in return of 1,535,284 shares owned by him pursuant to an Asset Purchase Agreement between the Company and Mr. Kaspruk (the “APA”). In addition, Knowledge Machine loaned $14,200 to the Company to repay outstanding prior cash advances made by Mr. Kaspruk to the Company.

At the closing of the Reorganization Agreement, Mr. Kaspruk appointed Vivek R. Dave, Ph. D, and Taylor Caswell to serve as directors of the Company and subsequently resigned as an officer and director of the Company. Thereafter, in connection with the closing of the SPA and the APA, the 4,000,000 restricted shares of common stock purchased by Knowledge Machine and the Company from Mr. Kaspruk in the above transactions were cancelled and returned the authorized but unissued common stock of the Company.

As a result of the above transactions a change of control of the Company occurred from Mr. Kaspruk to Messrs. Dave and Caswell who assumed management control of the Company.

In connection with the closing of the Reorganization Agreement, the board of directors approved a one-for-ten forward stock split of the pre-closing outstanding shares and a change of the Company’s name to “Knowledge Machine International, Inc.” The forward stock split and name change were approved by written consent of Mr. Kaspruk as a majority shareholder immediately prior to the closing of the Reorganization Agreement. The name change and forward stock split were effected on November 10, 2014, as reflected in articles of amendment filed with the State of Nevada.

Upon completion of the above transactions, giving effect to the forward split of the pre-closing shares and cancellation of Mr. Kaspruk’s shares, we have 47,625,000 shares of our common stock outstanding. Of these shares Messrs. Dave and Caswell own 6,500,000 shares or approximately 13.7% of our Company’s outstanding stock. Former shareholders of Knowledge Machine, including Messrs. Dave and Caswell, received 37,625,000 shares of the Company, representing approximately 80% of the outstanding shares. The securities issued in the closing of the Reorganization Agreement were not and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Results of Operations –Period Ended October 22, 2014 Compared to the Three Months Ended October 31, 2013

Gross Revenue. Gross revenue for the period from August 1, 2014 through October 22, 2014, was $7,600, compared to $45,830 in gross revenue for the three months ended October 31, 2013. Likewise cost of goods sold was significantly reduced. During the period ended October 22, 2014, fewer sales of cutlery sets occurred as the Company anticipated changing its business direction. Management does not believe that the gross revenues and cost of goods sold from prior periods will be indicative of future gross revenue or cost of goods sold since the prior business was sold and a new operating subsidiary acquired as of the end of this period.

General and Administrative Expenses. General and administrative expenses for the period ended October 22, 2014 totaled $825, a decrease of $885 or approximately 52% compared to general and administrative expenses of $1,170 for the three months ended October 31, 2013. Management believes that general and administrative expenses will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Net Loss. For the reasons stated above, our net loss for the period ended October 22, 2014 was ($790) or ($0.00) per share, compared to net income of $26,720, or $0.1 per share, during the three months ended October 31, 2013. Management anticipates that the Company will experience significant losses from operations during the startup phase of its new business venture.

Liquidity and Capital Resources

As of October 22, 2014, we had cash of $9,971. We had current liabilities of $14,995 consisting of a loan payable to our sole officer and director, Igor Kaspruk. We had a working capital deficit of ($5,024). With the change of business ventures as of the end of this period, we do not anticipate that these amounts will be indicative of future operations.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We had ongoing operations during the period from December 27, 2012 (date of inception) to October 22, 2014 with a net loss of $26,724.

Plan of Operation

We estimate that we will require approximately $1,500,000 to $2,000,000 in additional funding to finance Knowledge Machine’s operations during the next 12 to 18 months. We intend to seek this additional financing through sales of equity securities, although we currently have no commitments or arrangements for the additional financing needed.

Some of the business areas we had mentioned in previous filings include:

•	SCORE – a high speed internet data protocol which we believe is well-suited to the rapidly growing mobile Internet market in Asian countries such as India;
•	Border security technology that aims at producing lower cost, more widely available technical solutions;
•	New categories of munitions technologies that could find applications in the rapidly growing UAV space; and
•	New superflexible advanced materials that could have applications in many products ranging from cloud computing hardware and infrastructure to sporting goods applications.

As we develop our detailed business plans for ongoing operations, management is critically reviewing these previously mentioned market areas as well as considering potential new areas including the following:

•	Design methods for additive manufacturing leveraging the 3D printing process;
•	Advanced weather prediction technologies that could improve the predictability of weather events with serious or adverse economic impact further in advance than what is possible with current models; and
•	New print-making technologies in the fine arts markets.

The specific plans that are being developed will be subject to our ability to raise additional funds.

Results of Operations of Knowledge Machine. Knowledge Machine did not generate any revenue in the three months ended September 30, 2014. As of September 30, 2014, we had $222,841 in cash on hand.

Liquidity and Capital Resources of Knowledge Machine. As of September 30, 2014, Knowledge Machine had cash of $222,841. It had current liabilities of $109,412 consisting of accounts payable and an amount due a venture partner. We had a working capital of $113,429. The accompanying financial statements of Knowledge Machine have been prepared contemplating a continuation of Knowledge Machine as a going concern. Knowledge Machine has not generated revenue from operations since inception and is dependent upon further financing to realize its business plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent period ended October 22, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on October 28, 2014.

Item 5. Other Information

On December 8, 2014, our board of directors approved a change in the fiscal year end of the Company from July 31st to June 30th as reflected in this transition report to conform to the year end of our wholly owned subsidiary, Knowledge Machine, Inc.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knowledge Machine International, Inc.

Date: December 8, 2014	By:	/s/ Vivek R. Dave
Vivek R. Dave, Ph.D., Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

