Form 10-Q
period 2014-12-31
Knowledge Machine International, Inc.
filed 2015-02-23
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

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

Large accelerated filer .	☐	Accelerated filer .	☐
Non-accelerated filer .	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock on February 17, 2015, was 47,625,000.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Knowledge Machine International, Inc.

Consolidated Balance Sheets

December 31, 2014 and June 30, 2014

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$154,417	$461,285
Total Current Assets	154,417	461,285

Other Assets
Cash in Escrow	–	50,000
Deferred Stock Offering Costs	14,919	–
License Agreement Option	25,000	–
License Agreement Deposit	50,000	–
Total Other Assets	89,919	50,000

TOTAL ASSETS	$244,336	$511,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$33,760	$20,179
Accrued Interest Payable	–	600
Notes Payable - Convertible	–	650,000
Due to Allotrope	–	100,000
Total Current Liabilities	33,760	770,779

TOTAL LIABILITIES	33,760	770,779

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par; 1,000,000 shares authorized; None issued and outstanding	–	–
Common Stock, $0.001 par; 200,000,000 shares authorized; 47,625,000 issued and 43,040,666 outstanding at December 31, 2014 34,000,000 issued and 26,331,999 outstanding at June 30, 2014	47,625	34,000
Additional Paid-In Capital	512,125	–
Less Deferred Compensation 4,584,334 and 7,668,001 common shares, respectively	(4,584)	(7,668)
Retained Earnings (Deficit)	(344,590)	(285,826)
Total Stockholders’ Equity (Deficit)	210,576	(259,494)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$244,336	$511,285

The accompanying notes are an integral part of these financial statements

Knowledge Machine International, Inc.

Consolidated Statements of Operations

Three Months and Six Months Ended December 31, 2014

and the Period from December 12, 2013 (Date of Inception) through December 31, 2013

(Unaudited)

			Period from
			December 12, 2013
	Six Months	Three Months	(Date of Inception)
	Ended	Ended	through
	December 31, 2014	December 31, 2014	December 31, 2013

REVENUE	$–	$–	$–

EXPENSES
General & Administration	154,807	93,515	–
Non-cash Stock Compensation	3,834	–	–
Total Expenses	158,641	93,515	–

OTHER INCOME (EXPENSE)
Interest Expense	(252)	–	–
Interest Income	129	43	–
Total Other Income (Expense)	(123)	43	–

INCOME (LOSS) BEFORE INCOME TAXES	(158,764)	(93,472)	–

Current Income Tax Expense	–	–	–

Deferred Income Tax Expense	–	–	–

Net Income (Loss)	$(158,764)	$(93,472)	$–

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$–

Weighted Average Number of Shares Outstanding - Basic and Diluted	39,802,310	43,375,000	0

The accompanying notes are an integral part of these financial statements

Knowledge Machine International, Inc.

Consolidated Statements of Cash Flows

Six Months Ended December 31, 2014

and the Period from December 12, 2013 (Date of Inception) through December 31, 2013

(Unaudited)

		Period from
		December 12, 2013
	Six Months	(Date of Inception)
	Ended	through
	December 31, 2014	December 31, 2013
OPERATING ACTIVITIES
Net Income (Loss)	$(158,764)	$–
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Stock Compensation	3,834	–
Change in assets and liabilities:
Decrease in Cash in Escrow	(50,000)	–
Increase in Accounts Payable	13,581	–
Decrease in Accrued Interest	(600)	–
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(191,949)	–

INVESTING ACTIVITIES
Purchase of Option of License Agreement with Score	(25,000)	–
Deposit towards License Agreement with Score	(50,000)	–
NET CASH (USED) BY INVESTING ACTIVITIES	(75,000)	–

FINANCING ACTIVITIES
Repayment of Notes Payable	(75,000)	–
Reorganization of the Company and Issuance of Stock	50,000	–
Increase in Deferred Stock Offering Costs	(14,919)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	(39,919)	–

NET CASH INCREASE (DECREASE) FOR PERIOD	(306,868)	–

CASH AT BEGINNING OF PERIOD	461,285	–

CASH AT END OF PERIOD	$154,417	$–

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$852	$–
Income Taxes	$–	$–

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended December 31, 2014
On November 10, 2014, a one for ten forward stock split occurred.
Of $650,000 in notes payable, $75,000 was repaid and $575,000 was converted to 2,875,000 shares of capital stock.
1,000,000 shares issued to a Director at $0.001 per share. Of these, 250,000 vested during the period and 750,000 are unvested.
250,000 shares previously issued for Board Services at $0.001 per share were cancelled during the period.

For the period from December 12, 2013 (Date of Inception) through December 31, 2013
None

The accompanying notes are an integral part of these financial statements

KNOWLEDGE MACHINE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – Knowledge Machine, Inc. is a Nevada corporation (the “Company”), incorporated December 12, 2013.

The Company is a technology company which intends to focus on new technologies, acquiring licensing rights to those technologies, and marketing its licensed technology. The Company seeks to create a portfolio of technologies to change the method of technology transfer and technology startups involving licensing of intellectual property. The Company intends to introduce tools and processes that management believes would remove various biases, blind spots, and cultural pathologies and make commercialization of technology a more systematic and process-driven approach. The Company intends to acquire intellectual property and marketing and sales rights to these technologies and then develop these companies through partnership or joint venture arrangements. Additionally, it is intended that the Company’s Science Advisory Board will help mitigate technical, marketing, and financial risks of the Company.

In October 2014, the Company entered into and closed a stock purchase agreement wherein the shareholders of the Company became the controlling shareholders of a public company, Songbird Development Inc. The Company has assumed the public reporting obligations of the public company.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31 and June 30, 2014 and for the three months and six months ended December 31, 2014 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the June 30, 2014 audited financial statements and notes thereto. The results of operations for the period ended December 31, 2014 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at December 31, 2014 and June 30, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2014 or December 31, 2014. All tax years starting with 2013 are open for examination.

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

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at December 31, 2014 and June 30, 2014 was $0 and $0 respectively.

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

These long-term investments are carried at cost until disposed of or until written down due to impairment. Impairment is tested annually at the individual security level (or more often if an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment). An investment is deemed impaired when its fair value is less than its book carrying value. During the period ended December 31, 2014, no impairment losses were recorded.

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

NOTE 3 – Cost Method Investments

Allotrope Sciences Corporation

In June 2014, the Company entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation, to purchase 12% of the total number of shares of Allotrope’s common stock for $150,000. Three payments of $50,000 each were due within 10, 30 and 90 business days of the signing of the agreement on June 23, 2014. The first payment of $50,000 was made prior to June 30, 2014. The two remaining payments totaling $100,000 were included as a liability on the Company’s balance sheet at September 30, 2014. On October 14, 2014, the Company and Allotrope rescinded the original agreement and the liability was removed from the Company’s balance sheet. The companies are in the process of renegotiating the transaction, with the intent that the $50,000 would be used towards future joint venture activities. The investment in Allotrope is carried on the cost method.

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

On April 22, 2014, the Company issued 11,500,000 shares of the Company’s common stock to the Company’s Science Advisory Board members as noncash compensation for services to be rendered valued at $11,500 or $0.001 per share. Of these shares, 3,831,999 (valued at $3,832) vested during the period ended June 30, 2014 and 7,668,001 (valued at $7,668) remain unvested and are reflected as deferred compensation as of June 30, 2014. On August 13, 2014, 250,000 shares previously issued to a Science Advisory Board member were cancelled. The shares were valued at $0.001, or $250. An additional 3,666,667 shares (valued at $3,667) vested during the three months ended September 30, 2014 and 3,834,334 (valued at $3,834) remain unvested and are reflected as deferred compensation as of December 31, 2014.

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

On October 22, 2014, the Company issued 1,000,000 shares of common stock as part of a reorganization of the Company.

On November 10, 2014, a one for ten forward stock split occurred, resulting in an additional 9,000,000 shares being issued. The split has been retroactively applied to all periods presented.

Deferred Compensation

During the period ended June 30, 2014, 11,500,000 shares of common stock were issued to the Company’s Science Advisory Board members at $0.001 per share. The unvested portion of the shares at June 30, 2014 (7,668,001 unvested shares) increased deferred compensation by $7,668. During the three months ended September 30, 2014, 167,000 of the unvested shares were cancelled, and an additional 3,666,667 shares vested. The unvested number of shares at December 31, 2014 is 3,834,334, representing deferred compensation of $3,834.

During the three months ended September 30, 2014, 1,000,000 shares of common stock were issued to a Director at $0.001 per share. The unvested portion of the shares at December 31, 2014 (750,000 unvested shares) increased deferred compensation by $750.

As of December 31, 2014, the balance of unvested compensation cost expected to be recognized is $4,584 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately three years (through August 25, 2017).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at December 31, 2014.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended December 31, 2014:

	3 Months Ended	6 Months Ended
	12-31-2014	12-31-2014
Loss from continuing operations available to common stockholders (numerator)	$(93,472)	$(158,764)

Weighted average number of common shares outstanding used in loss per share during the Period (denominator)	43,375,000	39,802,310

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 6 – Subsequent Events

On January 6, 2015, the Company sent a letter to Score notifying Score that it is terminating the exclusive option to enter into a license agreement for India and demanding return of the $25,000 paid to Score. The termination of the option was based upon Score’s failure to produce to the Company the consumer marketable SCOREISPAPP referred to in the agreement.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional items to disclose.

NOTE 7 - Recent Pronouncement

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

At their core, the business processes of Knowledge Machine are anticipated to involve the following aspects:

•	Identification of promising early-stage technologies that have significant revenue potential within validated markets or within emerging markets, including technologies which have issued patents or have patents pending;

•	Vetting of such early stage technologies by Knowledge Machine’s Science Advisory Board comprised of individuals with significant private and public sector experience with technology and innovation;

•	Structuring of licensing agreements, marketing agreements, joint ventures, joint technology development agreements, or materials supply agreements depending on the specific business opportunity and what would be best for advancing the purposes of the business plan; and

•	Focusing on specific technology areas such as algorithms for science-based prediction in various fields, advanced materials, manufacturing, internet technologies and Big Data, biotech, and health care, especially in emerging markets such as India.

Acquisition of Knowledge Machine

On October 22, 2014, we entered into a contract with and completed the acquisition of Knowledge Machine in a stock-for-stock exchange in which we issued 37,625,000 shares of our common stock on a pro rata basis to the shareholders of Knowledge Machine in return for all of the outstanding shares of Knowledge Machine (the “Reorganization Agreement”). We also entered into a Stock Purchase Agreement (the “SPA”) with Igor Kaspruk, the sole officer, director and principal shareholder of the Company at the time, to acquire 2,464,716 shares of restricted stock held by him for $35,800. Following the closing of the Reorganization Agreement and the SPA, we sold the assets relating to the prior business of the Company to Mr. Kaspruk in return of 1,535,284 shares owned by him pursuant to an Asset Purchase Agreement between the Company and Mr. Kaspruk (the “APA”). In addition, Knowledge Machine loaned $14,200 to the Company to repay outstanding prior cash advances made by Mr. Kaspruk to the Company.

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

Results of Operations –Three Months Ended December 31, 2014 Compared to the period from December 12, 2013 (Date of Inception) through December 31, 2013

Gross Revenue. Gross revenue for the three months ended December 31, 2014, was $0, compared to $0 in gross revenue for the period from December 12, 2013 (Date of Inception) through December 31, 2013. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2014 totaled $93,515, a 100% increase compared to general and administrative expenses of $0 for the period from December 12, 2013 (Date of Inception) through December 31, 2013. Management believes that general and administrative expenses will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Net Loss. For the reasons stated above, our net loss for the three months ended December 31, 2014 was ($93,472), compared to net income of ($0), during the period from December 12, 2013 (Date of Inception) through December 31, 2013. Management anticipates that the Company will experience significant losses from operations during the startup phase of its new business venture.

Results of Operations –Six Months Ended December 31, 2014 Compared to the period from December 12, 2013 (Date of Inception) through December 31, 2013

Gross Revenue. Gross revenue for the six months ended December 31, 2014, was $0, compared to $0 in gross revenue for the period from December 12, 2013 (Date of Inception) through December 31, 2013. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stages and has not yet recognized any revenue.

General and Administrative Expenses. General and administrative expenses for six months ended December 31, 2014 totaled $154,807, a 100% increase compared to general and administrative expenses of $0 for the period from December 12, 2013 (Date of Inception) through December 31, 2013. Management believes that general and administrative expenses will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Non-Cash Stock Compensation. Non-cash stock compensation for six months ended December 31, 2014 totaled $3,834, a 100% increase compared to non-cash stock compensation of $0 for the period from December 12, 2013 (Date of Inception) through December 31, 2013. Management believes that non-cash stock compensation will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Net Loss. For the reasons stated above, our net loss for the six months ended December 31, 2014 was ($158,764), compared to net income of ($0) during the period from December 12, 2013 (Date of Inception) through December 31, 2013. Management anticipates that the Company will experience significant losses from operations during the startup phase of its new business venture.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $154,417. We had current liabilities of $33,760 consisting of accounts payable. We had a working capital surplus of $120,657. With the change of business ventures as of the end of this period, we do not anticipate that these amounts will be indicative of future operations.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We had ongoing operations during the period from December 12, 2013 (date of inception) to December 31, 2014 with a net loss of $344,590.

Plan of Operation

We estimate that we will require approximately $1,500,000 to $3,000,000 in additional funding to finance Knowledge Machine’s operations during the next 12 to 18 months. We intend to seek this additional financing through sales of equity securities, although we currently have no commitments or arrangements for the additional financing needed.

We are currently in the process of re-evaluating our technology portfolio during the first calendar quarter of 2015. This revised technology portfolio may include previously discussed technologies, but may also include new technologies that we are at present discussing with potential partners.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On December 23, 2014, we received a subpoena dated December 22, 2014, from the U.S. Securities and Exchange Commission (the “SEC”) requesting certain corporate documents in connection with a non-public formal investigation of several companies by the SEC’s Division of Enforcement, including our company. In addition, the SEC may in the future require us to produce additional documents or other materials or provide representatives for testimony.

Management is fully cooperating with the SEC and is completing the production of documents in response to the subpoena. In general, the subpoena requires that we give the SEC a broad range of documents regarding both the parent and its operating subsidiary. Management is unaware of the scope or timing of the SEC’s investigation. As a result, we do not know how the SEC investigation is proceeding, when the investigation will be concluded, or if we will become involved to a greater extent than in response to the current subpoena. If we receive additional subpoenas or other requests for documents from the SEC, complying with any such future requests could require additional time and attention from our officers and directors. Additionally, it may be necessary to allocate corporate financial resources to adequately respond to this matter. Prompted by the SEC inquiry and to guide upcoming strategic discussions, we are conducting an internal investigation of the circumstances surrounding our organization and our public offering in early 2014.

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on October 28, 2014.

The future impact of the SEC’s investigation into the Company, if any, is unknown, but any future involvement in the investigation could have a material effect on us.

On December 23, 2014, we received a subpoena from the Miami Regional Office of the SEC that stated that the staff of the SEC is conducting a formal, non-public investigation into several companies, including ours.  We are cooperating with the SEC and are completing the production of documents in response to the subpoena.  In addition, the SEC may in the future require us to produce additional documents or other materials.

In general, the subpoena requires that we give the SEC a broad range of documents regarding both our parent and subsidiary companies.  Although the SEC has not publicly disclosed the goals and targets of its investigation, we believe that the SEC may be investigating improper conduct which occurred prior to the reverse acquisition with Knowledge Machine. Nevertheless, until, if ever, the investigation is made public, we will not know the identity of those targeted in the investigation.

We are unaware of the scope or timing of the SEC’s investigation.  As a result, we do not know how the SEC investigation is proceeding, when the investigation will be concluded, or if we will become involved to a greater extent than in response to the December 2014 subpoena.  If we receive additional subpoenas or other requests for documents from the SEC, complying with any such future requests could distract the time and attention of our officers and directors or divert our resources away from ongoing research and development programs.  Furthermore, it is possible that we currently are, or may hereafter become, a target of the SEC’s investigation.  Any such investigation could result in significant legal expenses, the diversion of management’s attention from our business plans, damage to our proposed business and our reputation, and could subject us to a wide range of remedies, including an SEC enforcement action. An adverse ruling in any regulatory proceeding could impose upon us fines, penalties, or other remedies which could have a material adverse effect on any future results of operations and financial condition.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knowledge Machine International, Inc.

Date: February 23, 2015	By	/s/ Vivek R. Dave
Vivek R. Dave, Ph.D., Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

