Form 10-Q
period 2015-03-31
Knowledge Machine International, Inc.
filed 2015-05-15
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

Yes ☒ No ☐

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

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

The number of shares outstanding of the registrant’s common stock on May 15, 2015, was 47,625,000.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Knowledge Machine International, Inc.

Consolidated Balance Sheets

March 31, 2015 and June 30, 2014

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$87,249	$461,285
Total Current Assets	87,249	461,285

Other Assets
Cash in Escrow	–	50,000
Deferred Stock Offering Costs	14,919	–
License Agreement Option	25,000	–
License Agreement Deposit	50,000	–
Total Other Assets	89,919	50,000

TOTAL ASSETS	$177,168	$511,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$56,734	$20,179
Accrued Interest Payable	–	600
Notes Payable - Convertible	–	650,000
Due to Allotrope	–	100,000
Total Current Liabilities	56,734	770,779

TOTAL LIABILITIES	56,734	770,779

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par; 1,000,000 shares authorized; None issued and outstanding	–	–
Common Stock, $0.001 par; 200,000,000 shares authorized; 47,625,000 issued and 43,040,666 outstanding at March 31, 2015 34,000,000 issued and 26,331,999 outstanding at June 30, 2014	47,625	34,000
Additional Paid-In Capital	512,125	–
Less Deferred Compensation 4,584,334 and 7,668,001 common shares, respectively	(4,584)	(7,668)
Retained Earnings (Deficit)	(434,732)	(285,826)
Total Stockholders' Equity (Deficit)	120,434	(259,494)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$177,168	$511,285

The accompanying notes are an integral part of these financial statements

Knowledge Machine International, Inc.

Consolidated Statements of Operations

Three and Nine Months Ended March 31, 2015, the Period from December 12, 2013 (Inception)

through March 31, 2014, and the Three Months Ended March 31, 2014

(Unaudited)

	Nine Months Ended	Three Months Ended	Period from December 12, 2013 (Inception) through	Three Months Ended
	March 31, 2015	March 31, 2015	March 31, 2014	March 31, 2014

REVENUE	$–	$–	$–	$–

EXPENSES
General & Administration	244,972	90,165	67,092	67,092
Non-cash Stock Compensation	3,834	–	–	–
Total Expenses	248,806	90,165	67,092	67,092

OTHER INCOME (EXPENSE)
Interest Expense	(252)	–	–	–
Interest Income	152	23	97	97
Total Other Income (Expense)	(100)	23	97	97

INCOME (LOSS) BEFORE INCOME TAXES	(248,906)	(90,142)	(66,995)	(66,995)

Current Income Tax Expense	–	–	–	–

Deferred Income Tax Expense	–	–	–	–

Net Income (Loss)	$(248,906)	$(90,142)	$(66,995)	$(66,995)

Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	42,371,807	47,625,000	6,396,239	7,496,667

The accompanying notes are an integral part of these financial statements

Knowledge Machine International, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2015

and the Period from December 12, 2013 (Inception) through March 31, 2014

(Unaudited)

		Period from
		December 12, 2013
	Nine Months Ended	(Inception) through
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net Income (Loss)	$(248,906)	$(66,995)
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Stock Compensation	3,834	–
Change in assets and liabilities:
Increase (decrease) in Cash in Escrow	(50,000)	54,487
Increase in Accounts Payable	36,555	–
Decrease in Accrued Interest	(600)	–
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(259,117)	(12,508)

INVESTING ACTIVITIES
Purchase of Option of License Agreement with Score	(25,000)	–
Deposit towards License Agreement with Score	(50,000)	–
NET CASH (USED) BY INVESTING ACTIVITIES	(75,000)	–

FINANCING ACTIVITIES
Proceeds from Notes Payable	–	650,000
Proceeds from Stock Issuance	–	22,490
Repayment of Notes Payable	(75,000)	–
Reorganization of the Company and Issuance of Stock	50,000	–
Increase in Deferred Stock Offering Costs	(14,919)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	(39,919)	672,490

NET CASH INCREASE (DECREASE) FOR PERIOD	(374,036)	659,982

CASH AT BEGINNING OF PERIOD	461,285	–

CASH AT END OF PERIOD	$87,249	$659,982

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$852	$–
Income Taxes	$–	$–

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended March 31, 2015
On November 10, 2014, a one for ten forward stock split occurred.
Of $650,000 in notes payable, $75,000 was repaid and $575,000 was converted to 2,875,000 shares of capital stock.
1,000,000 shares issued to a Director at $0.001 per share. Of these, 250,000 vested during the period and 750,000 are unvested
3,666,667 shares previously issued to a Director at $0.001 per share vested during the period.
250,000 shares previously issued for Board Services at $0.001 per share were cancelled during the period.

For the period from December 12, 2013 (Date of Inception) through March 31, 2014
None

The accompanying notes are an integral part of these financial statements

KNOWLEDGE MACHINE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – Knowledge Machine International, Inc. is a Nevada corporation (the “Company”), incorporated December 12, 2013.

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and June 30, 2014 and for the three months and nine months ended March 31, 2015 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the June 30, 2014 audited financial statements and notes thereto. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

The Company’s financial instruments consist of cash, accounts payable, and notes payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates and are also short-term in nature.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” at the date of inception on December 12, 2013. As a result of the implementation of ASC Topic No. 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2015 and June 30, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended March 31, 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2014 or March 31, 2015. All tax years starting with 2013 are open for examination.

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

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at March 31, 2015 and June 30, 2014 was $0 and $0 respectively.

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

Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

Concentration of Credit Risk – The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Organization Expenditures – Organizational expenditures are expensed as incurred for SEC filings, but capitalized and amortized for income tax purposes.

Cost Method Investments – These are investments in equity securities having no readily determinable fair value (i.e. the shares are not publicly traded), and where the equity method (i.e. 20% or greater ownership) or consolidation method (i.e. greater than 50% ownership or if the Company has significant influence over the operating and financial policies of the investee company) do not apply.

These long-term investments are carried at cost until disposed of or until written down due to impairment. Impairment is tested annually at the individual security level (or more often if an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment). An investment is deemed impaired when its fair value is less than its book carrying value. During the period ended March 31, 2015, no impairment losses were recorded.

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

NOTE 3 – Cost Method Investments

Allotrope Sciences Corporation

In June 2014, the Company entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation, to purchase 12% of the total number of shares of Allotrope’s common stock for $150,000. Three payments of $50,000 each were due within 10, 30 and 90 business days of the signing of the agreement on June 23, 2014. The first payment of $50,000 was made prior to June 30, 2014. The two remaining payments totaling $100,000 were included as liabilities on the Company’s balance sheet at September 30, 2014. On October 14, 2014, the Company and Allotrope rescinded the original agreement and the liabilities were removed from the Company’s balance sheet. The companies are in the process of renegotiating the transaction, with the intent that the $50,000 would be used towards future joint venture activities. The investment in Allotrope is carried on the cost method.

Score Technologies, Inc.

On July 8, 2014, the Company and Score Technologies, Inc. entered into a Subscription Agreement for the purchase of 100,000 shares of common stock of Score (the “Shares”) by the Company for the sum of $50,000. The Company never received the Shares. On August 4, 2014, the Company and Score entered into a Rescission Agreement whereby all transactions contemplated by the Option Agreement, as disclosed below, were rescinded. The parties also agreed that Score would retain the $50,000 payment made by the Company pursuant to the Option Agreement and apply the payment to the first payment required to be made by the Company to Score in connection with the first license agreement between the parties. In addition, the parties agreed that if a license agreement was not entered into by February 15, 2015, Score would be required to repay to the Company the $50,000 payment, in cash, by no later than February 18, 2015. As of March 31, 2015, the two parties have not entered into a license agreement, but have maintained that the $50,000 received by Score from the Company will not be used for any other purpose other than to apply the payment to a future license agreement.

On July 2, 2014, the Company entered into an Option Agreement with Score wherein the Company paid a total of $25,000 for the option of entering into a license agreement. On January 6, 2015, the Company sent a letter to Score notifying Score that it is terminating the exclusive option to enter into a license agreement for India and demanding return of the $25,000 paid to Score. The termination of the option was based upon Score’s failure to produce to the Company the consumer marketable SCOREISPAPP referred to in the agreement. At March 31, 2015, the Option Agreement is still in effect, as the termination is still being contemplated by Score.

NOTE 4 – Stockholders’ Equity

Common Stock

The Company has authorized 200,000,000 shares of common stock, $.001 par value.

In February, March and April 2014, the Company issued 22,500,000 shares to officers and investors for cash of $22,500, or $0.001 per share.

On April 22, 2014, the Company issued 11,500,000 shares of the Company’s common stock to the Company’s Science Advisory Board members as noncash compensation for services to be rendered valued at $11,500 or $0.001 per share. Of these shares, 3,831,999 (valued at $3,832) vested during the period ended June 30, 2014 and 7,668,001 (valued at $7,668) remained unvested and were reflected as deferred compensation as of June 30, 2014. On August 13, 2014, 250,000 shares previously issued to a Science Advisory Board member were cancelled. The shares were valued at $0.001, or $250. An additional 3,666,667 shares (valued at $3,667) vested during the three months ended September 30, 2014 and 3,834,334 (valued at $3,834) remain unvested and are reflected as deferred compensation as of March 31, 2015.

On July 29, 2014, $575,000 of convertible notes payable were converted to common stock at a rate of five shares of stock per $1.00 (shares valued at $0.20 per share). A total of 2,875,000 shares of common stock were issued as part of the conversions. The shares were recorded at $0.001, or $2,875. The balance of $572,125 was recorded as additional paid in capital.

On August 25, 2014, the Company issued 1,000,000 shares of common stock to a Director. The shares were valued at $0.001, or $1,000. Of these shares, 250,000 (valued at $250) vested during the quarter ended September 30, 2014 and 750,000 (valued at $750) remain unvested. 250,000 shares will vest each year on August 25 in 2015, 2016 and 2017 as long as individual remains as a Director of the Company.

On October 22, 2014, the Company issued 1,000,000 shares of common stock as part of a reorganization of the Company.

On November 10, 2014, a one for ten forward stock split occurred, resulting in an additional 9,000,000 shares being issued. The split has been retroactively applied to all periods presented.

Deferred Compensation

During the period ended June 30, 2014, 11,500,000 shares of common stock were issued to the Company’s Science Advisory Board members at $0.001 per share. The unvested portion of the shares at June 30, 2014 (7,668,001 unvested shares) increased deferred compensation by $7,668. During the three months ended September 30, 2014, 167,000 of the unvested shares were cancelled, and an additional 3,666,667 shares vested. The unvested number of shares at March 31, 2015 is 3,834,334, representing deferred compensation of $3,834.

During the three months ended September 30, 2014, 1,000,000 shares of common stock were issued to a Director at $0.001 per share. The unvested portion of the shares at March 31, 2015 (750,000 unvested shares) increased deferred compensation by $750.

As of March 31, 2015, the balance of unvested compensation cost expected to be recognized is $4,584 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately three years (through August 25, 2017).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at March 31, 2015.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended March 31, 2015:

	3 Months Ended	9 Months Ended
	March 31, 2015	March 31, 2015

Loss from continuing operations available to common stockholders (numerator)	$(90,142)	$(248,906)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	47,625,000	42,371,807

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 6 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose.

NOTE 7 - Recent Pronouncement

On June 10, 2014, the FASB issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

Description of Business

Prior to October 22, 2014, we were engaged in the distribution of high-end cutlery sets produced in China. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”) and subsequently sold off our current business. Knowledge Machine is a development stage technology company focused on targeting new technologies, acquiring licensing rights to those technologies, and marketing its licensed technologies. Whenever feasible and supported by business plans, we intend to form joint ventures and partnerships to share risks and rewards associated with bringing new and innovative products and services to market. We do not intend to become an investment company as defined in the Investment Company Act of 1940, as amended. Knowledge Machine was incorporated in the State of Nevada on December 12, 2013, and commenced its operations in 2013.

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

Results of Operations –Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Gross Revenue. Gross revenue for the three months ended March 31, 2015, was $0, compared to $0 in gross revenue for the three months ended March 31, 2014. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2015 totaled $90,165, a 34% increase compared to general and administrative expenses of $67,092 for the three months ended March 31, 2014. Management believes that general and administrative expenses will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Net Loss. For the reasons stated above, our net loss for the three months ended March 31, 2015 was $90,142, compared to net loss of $66,995 during the three months ended March 31, 2014. Management anticipates that the Company will experience significant losses from operations during the startup phase of its new business venture.

Results of Operations –Nine Months Ended March 31, 2015 Compared to the Period from December 12, 2013 (Date of Inception) through March 31, 2014

Gross Revenue. Gross revenue for the nine months ended March 31, 2015, was $0, compared to $0 in gross revenue for the period from December 12, 2013 (Date of Inception) through March 31, 2014. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stages and has not yet recognized any revenue.

General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2015 totaled $244,972, a 265% increase compared to general and administrative expenses of $67,092 for the period from December 12, 2013 (Date of Inception) through March 31, 2014. Management believes that general and administrative expenses will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Non-Cash Stock Compensation. Non-cash stock compensation for the nine months ended March 31, 2015 totaled $3,834, compared to non-cash stock compensation of $0 for the period from December 12, 2013 (Date of Inception) through March 31, 2014. Management believes that non-cash stock compensation will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Net Loss. For the reasons stated above, our net loss for the nine months ended March 31, 2015 was $248,906, compared to net loss of $66,995 during the period from December 12, 2013 (Date of Inception) through March 31, 2014. Management anticipates that the Company will experience significant losses from operations during the startup phase of its new business venture.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $87,249. We had current liabilities of $56,734 consisting of accounts payable. We had a working capital surplus of $30,515.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We had ongoing operations during the period from December 12, 2013 (date of inception) to March 31, 2015 with a net loss of $434,732.

Plan of Operation

We estimate that we will require approximately $1,500,000 to $3,000,000 in additional funding to finance Knowledge Machine’s operations during the next 12 to 18 months. We intend to seek this additional financing through sales of equity securities, although we currently have no commitments or arrangements for the additional financing needed.

We are currently in the process of re-evaluating our technology portfolio during the first half of 2015. This revised technology portfolio may include previously discussed technologies, but may also include new technologies that we are at present discussing with potential partners.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

We are a voluntary filer and are not required to file Exchange Act reports going forward and may cease to file reports at any time and for any reason without notice.

On February 13, 2014, our S-1 registration statement became effective which meant we became subject to certain reporting obligations of the Exchange Act. Under Section 15(d) of the Exchange Act such an issuer is subject to the periodic and current reporting requirements of Section 13(a) of that Act. These reports would include Forms 10-K, 10-Q, and 8-K, but would not include items such as beneficial ownership reports and proxy statements. The reporting obligation for such an issuer is automatically suspended if the class of securities is held by fewer than 300 record holders at the beginning of any fiscal year (other than a year in which the registration statement became effective). Such an issuer then becomes a voluntary filer. A voluntary filer may continue to file periodic reports on a voluntary basis; however, it is not required to do so.

On August 1, 2014, we had fewer than 300 record holders and, thus, our reporting obligations were automatically suspended. As such, we became a voluntary filer. Although we have continued to file our Exchange Act reports and have no plans to cease filing Exchange Act reports, we may cease to file our Exchange Act reports at any time and for any reason without notice. As a result, less information may be publicly available than would be otherwise contained in our reports.

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on October 28, 2014.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 15d-14(a) Certification by Principal Executive and Financial Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knowledge Machine International, Inc.

Date: May 15, 2015	By	/s/ Vivek R. Dave
Vivek R. Dave, Ph.D., Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

