Form 10-K
period 2015-06-30
Knowledge Machine International, Inc.
filed 2015-10-13
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

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

Issuer’s telephone number: (603) 717-6279

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☒ No ☐

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

At October 13, 2015, there were 47,625,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Knowledge Machine International, Inc., a Nevada corporation, and its consolidated subsidiary, Knowledge Machine, Inc. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

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

PART I

ITEM 1. BUSINESS.

Historical Background

Our Company was incorporated in the State of Nevada on December 27, 2012, to engage in the development and operation of a business engaged in the distribution of high end cutlery sets produced in China. We conducted this business through October 22, 2014. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”) and subsequently sold off our cutlery business. Knowledge Machine is a newly-formed technology company focused on targeting new technologies, acquiring licensing rights to those technologies, forming joint ventures for initial product launch and commercialization wherever feasible, and marketing our licensed technologies. Knowledge Machine is our only subsidiary.

Our principal offices are located at 14 Hayward Brook Drive, Concord, NH 03301.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

Acquisition of Knowledge Machine and Change of Management

On October 22, 2014, we entered into a contract with and completed the closing of the acquisition of Knowledge Machine in a stock-for-stock exchange in which we issued 37,625,000 shares of our common stock on a pro rata basis to the shareholders of Knowledge Machine in return of all of the outstanding shares of Knowledge Machine (the “Reorganization Agreement”). Knowledge Machine also entered into a Stock Purchase Agreement (the “SPA”) with Igor Kaspruk, the sole officer, director and principal shareholder of the Company at the time, to acquire 2,464,716 shares of restricted stock held by him for $35,800. Following the closing of the Reorganization Agreement and the SPA, we sold the assets relating to the prior business of the Company to Mr. Kaspruk in return of 1,535,284 shares owned by him pursuant to an Asset Purchase Agreement between the Company and Mr. Kaspruk (the “APA”). In addition, Knowledge Machine loaned $14,200 to the Company to repay outstanding prior cash advances made by Mr. Kaspruk to the Company.

At the closing of the Reorganization Agreement on October 22, 2014, Mr. Kaspruk appointed Vivek R. Dave and Taylor Caswell to serve as directors of the Company and subsequently resigned as an officer and director of the Company. Thereafter, in connection with the closing of the SPA and the APA, the 4,000,000 restricted shares of common stock purchased by Knowledge Machine and the Company from Mr. Kaspruk in the above transactions were cancelled and returned to the authorized but unissued common stock of the Company.

As a result of the above transactions a change of control of the Company occurred from Mr. Kaspruk to Messrs. Dave and Caswell who assumed management control of the Company.

In connection with the closing of the Reorganization Agreement, the board of directors approved a ten-for-one forward stock split of the pre-closing outstanding shares and a change of the Company’s name to “Knowledge Machine International, Inc.” The forward stock split and name change were approved by written consent of Mr. Kaspruk as a majority shareholder immediately prior to the closing of the Reorganization Agreement. The name change and forward stock split were effective as of November 10, 2014. Articles of amendment with the State of Nevada were filed to reflect the forward stock split and name change effective as of November 10, 2014.

Upon completion of the above transactions, giving effect to the forward split of the pre-closing shares and cancellation of Mr. Kaspruk’s shares, we had and currently have 47,625,000 shares of our common stock outstanding. Of these shares Messrs. Dave and Caswell own 6,500,000 shares or approximately 13.7% of our Company’s outstanding stock. Former shareholders of Knowledge Machine who exchanged shares under the Reorganization Agreement, including Messrs. Dave and Caswell, own 37,625,000 shares of the Company, representing approximately 80% of the outstanding shares. The securities issued in the closing of the Reorganization Agreement were not and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Business Overview

In connection with the closing of the above transactions on October 22, 2014, we ceased our prior principal business operations (which were sold and transferred to Mr. Kaspruk pursuant to the APA). Upon completion of these transactions, we acquired Knowledge Machine (which is now our wholly-owned subsidiary) and became a technology company focused on targeting new technologies, acquiring licensing rights to those technologies, and marketing our licensed technologies. Whenever feasible and supported by business plans, we intend to form joint ventures and partnerships to share risks and rewards associated with bringing new and innovative products and services to market. We do not intend to acquire significant equity interests in these companies or become an investment company as defined in the Investment Company Act of 1940, as amended. Knowledge Machine was incorporated in the State of Nevada on December 12, 2013, and commenced its operations in 2013. All references to business of the Company after the closing of the Reorganization Agreement refer to Knowledge Machine International, Inc. and Knowledge Machine, Inc., collectively.

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

We are in the process of evaluating a number of potential technologies, but we have not entered into any definitive agreements to acquire or exploit these technologies.

In October 2015, we entered into a non-binding letter of intent with an operating company, which, if consummated through a definitive agreement, would result in a change of control of the Company. We are in the process of negotiating the terms of the proposed definitive agreement.

Science Advisory Board

Our Science Advisory Board was formed to perform several critical functions including, but not limited to the following:

•	Keep our list of target technologies up to date, and fill in detail below each category as to which areas within the board technology focus areas are most attractive and potentially profitable in the current environment;
•	Assist oversee the application of a systematic project review process and take part in critical reviews/strategy meetings to closely advise our personnel; and
•	The Science Advisory Board is compensated through our Equity Incentive Plan.

The current members of our Science Advisory Board are:

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

Members of our Science Advisory Board not only use their own efforts to target breakthrough technologies but they are also involved in the evaluation of such technologies prior to entering into license or marketing agreements.

On April 25, 2014, an aggregate of 11,500,000 shares of Knowledge Machine were granted to the members of our Science Advisory Board which were converted into a like number of shares of the Company in connection with the closing of the Reorganization Agreement. Of these shares, 250,000 were cancelled and returned to the Company due to member resignation, 7,415,666 are vested and the remaining shares vest as follows: 1,915,666 on April 22, 2016 and 1,918,668 on April 22, 2017. Vesting is contingent on membership on the Science Advisory Board as of the vesting date. Any unvested shares which lapse will be cancelled and returned to the authorized but unissued shares of the Company. There was a resolution that suspended 2015 vesting and will similarly impact 2016 vesting. We have the option of terminating the Science Advisory Board at any time, in which event any unvested shares would be cancelled and returned to the authorized but unissued common stock of the Company.

Evaluation Process

Once a technology is targeted on the deep web, either through web-based tools or through the efforts of our Science Advisory Board, management and our Science Advisory Board will use various analytical techniques to evaluate the potential of the technology and whether it would be profitable to either license or market. The process will include a checklist of expectations and will be systems engineering based.

Once the evaluation process has been completed and we have decided that either licensing or marketing the technology may be profitable, we would enter into negotiations with the owner of the technology. Negotiated arrangements could include licensing of the technology, a joint venture arrangement with the owner, and marketing agreements. Licensing agreements would typically have two principal components: licensing fees and royalties payments to the owner. Joint ventures would involve the development of joint work plans and allocation of resources (monetary as well as personnel) from the two entities involved to achieve a commonly defined business plan and revenue target. Marketing agreements may involve fees as well as royalty payments to enable Knowledge Machine to sell certain products or services over different geographical regions. For both licensing and marketing agreements, we intend to always seek exclusivity for the specific application of interest or the geographical region of interest. We may also attempt to jointly develop new technology. Joint technology development agreements are agreements in which specific technologies are co-developed by Knowledge Machine and a partner company. Both companies would retain possession of their pre-existing IP, and co-developed IP could be jointly assigned. An integral part of such joint development agreements is a marketing and sales plan that would clearly define the revenue splits between the two companies as it relates to the respective efforts put forth by both entities during the development of the specific product or service in question. We feel that the combined experience of both management and our Science Advisory Board provides us the ability to 1) acquire the licensing rights to a technology and to modify that technology to create a new and profitable technology; or 2) acquire the marketing rights to a technology and to directly market the technology for a profit. We intend to provide value by creating faster time to market, shorter times to revenues, and better chances for success through technology and market risk reduction. We can also offer these services as outside consultants to our partner companies as part of our specific agreement with them.

Products or Services

Targeting New Technologies

Score Technologies

On July 8, 2014, Knowledge Machine entered into a Stock Subscription Agreement with Score Technologies, Inc., a Colorado corporation, (“Score”) for the purchase of 100,000 shares of common stock of Score for $50,000. On August 4, 2014, the Stock Subscription Agreement was subsequently cancelled and rescinded retroactively. The $50,000 payment made pursuant to the Stock Subscription Agreement was held as a deposit towards partial payment on any future license agreements entered into between Score and us.

In addition, on July 2, 2014, we entered into an Option Agreement with Score wherein Knowledge Machine paid a total of $25,000 for the option of entering into a license agreement granting it the exclusive right to market and sell an application known as SCOREISPAPP (the “App”), proposed to have been developed by Score, in the country of India. The option to enter into this license agreement would expire six months after the date that Score notified KMI that the App was available for general sale and solicitation to the public. At that time, Knowledge Machine would decide whether or not to exercise this option before the end of this calendar year.

As of the date of this present filing, it appears that the App will not be developed and that the relationship between SCORE and Knowledge Machine will not progress and will not go forward to produce a product to go to market. KMI has made demand for the return of its cash deposit but management does not anticipate being able to collect the prior payment.

ARMS Technology

On June 23, 2014, Knowledge Machine entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation (“Allotrope”) to purchase twelve percent of the total number of shares of Allotrope’s common stock for $150,000. Three payments of $50,000 each were due within ten, 30, and 90 business days of the signing of the agreement. The first payment of $50,000 was made and 4% of Allotrope stock delivered to us prior to June 30, 2014. On October 14, 2014, the Company and Allotrope rescinded the original agreement and are in the process of renegotiating the transaction.

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

India Marketing

Management believes that after the landslide election in India which brought Narendra Modi to power, there is a significant pro-growth, pro-business climate which is sweeping in a new wave of Indian startups in fields as diverse as DNA therapies, computer science, energy, etc. With additional funding we intend to create Knowledge Machine Pvt. Ltd. to be located in Mumbai, India, a wholly owned Indian subsidiary which would seek outstanding opportunities in India that also could have strong market potential in Europe and North America. Harshal Shah, our India-based Science Board Member and Asian Market Advisor, would play a significant role in this office.

Major Customers

We have continued to negotiate for a number of new technologies and we intend to generate a mix of customers ranging from many individual consumers to large industrial companies such as those involved in defense manufacturing.

Major Contracts

We remain in the startup phase and there are no existing acquisition or sales contracts or arrangements at this time.

Competition

Competition for our products and services is again divided according to the industry segment for the specific technologies that we are attempting to help commercialize. Potential companies which could offer competing products and services are further discussed in the section below, but first the descriptions of the industries to be addressed by us at this stage are described. The specific industry segments will now be discussed on a product by product basis.

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

Industry Information

For ARMS, the relevant industry details are in two market segments: precision guided munitions or so-called smart weapons, and UAVs. For precision guided munitions, the worldwide market is $3.6 billion and could reach $5.3 billion by 20181. India and the Middle East countries are leading arms importers and account for a lot of the growth in this area, as does China. The U.S. UAV market alone for military applications is expected to reach over $18 billion by 2018 and has a growth rate of 12% CAGR2. The reason why the UAV market is important to ARMS is that ARMS would enable a new class of custom munitions specifically suited to UAVs to be designed and built. Management believes UAV manufacturers are seeking to expand into these areas and offer more complete capabilities as opposed to just the UAV platform itself.

______________________

1 http://www.defensenews.com/article/20140727/DEFREG04/307270018/Mideast-US-Lead-Sharp-Rise-Munitions-Market

2 http://www.marketresearchmedia.com/?p=509

Competitive Strategy

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

Intellectual Property

One of the main objectives of our company is to identify promising and potentially breakthrough technology in different marketspaces and to obtain access to the enabling IP, either through licensing, marketing and sales agreements, joint development agreements, joint ventures, or through jointly assigned IP filings. Our business strategy and execution is therefore extremely dependent on IP and maximizing any potential return on IP.

Method of Protection

If we are able to identify appropriate technology and enter into agreements or arrangements with the owners of the technology, we intend to file patents, either jointly with other entities or on our own as required, in addition to filing trademarks, copyrights, and other IP protections as required and as beneficial to our business.

Research and Development

Our business strategy of IP licensing and maximizing return on IP necessarily involves research and development. However, in order to minimize costs internally, we will seek to conduct this research through other partners. For example, in both the Score and ARMS technologies, significant research and development funding was previously invested in these technologies in order to mature them to a state of development. We intend to similarly leverage funds from joint venture partners in order to maximize the return on research and development investments and minimize internal expenditures. For example, if we enter into a joint research and development agreement with additional revenue sharing provisions, such an agreement would leverage whatever investments we make of money and manpower with those of our partner and define a revenue split based on each firms individual contributions to the overall product or service thus created.

Government Regulation

The types of products and services that we propose to develop are not anticipated to be subject to governmental regulations, with the exception of technologies such as the ARMS technology. ARMS is subject to the International Traffic in Arms Regulations of the U.S. Government (“ITAR”). ITAR is a set of U.S. government regulations that controls the export and import of defense-related articles and services on the U.S. Munitions List. These regulations implement the provisions of the Arms Export Control Act, and are described in Title 22 (Foreign Relations), Chapter I (Department of State), Subchapter M of the Code of Federal Regulations. The Department of State’s Directorate of Defense Trade Controls interprets and enforces ITAR. Its goal is to safeguard U.S. national security and further U.S. foreign policy objectives. The related Export Administration Regulations (Code of Federal Regulations Title 15 chapter VII, subchapter C) are enforced and interpreted by the Bureau of Industry and Security in the Commerce Department. The Department of Defense is also involved in the review and approval process. Physical enforcement of import and export laws at border crossings is performed by Customs and Border Protection, an agency of the Department of Homeland Security.

Employees

As ofOctober 9, 2015, we had no full-time employees. We are currently accomplishing our business objectives with contractors, including our President and CEO who is currently providing services to the Company in a contractor capacity. Our President has provided these services without compensation since January 1, 2015. If we are able to secure additional funding we intend to add personnel and full time employees as determined by management and as per the needs of specific revenue, sales, and marketing objectives.

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

Risks Related to Our Company and Its Business

We do not have funds sufficient to continue operations beyond December 31, 2015. If we fail to obtain additional funds for our proposed operations, we will not be able to implement our current business plan and may be forced to liquidate the Company.

We presently have funds to meet our cash flow requirements, which consist of preparing our financial statements and our reports which we file with the SEC, for a very limited period. We have no funds to fully implement our business model. Our present and future capital requirements to implement our business plan depend on many factors, including:

•	the level of research and development investment required to develop our product incorporating our licensed technologies, and maintain and improve our licensed technology position;
•	the costs of identifying new technology candidates;
•	our success in establishing and effecting out-licensing agreements with strategic partners, the terms of these agreements and the success of these potential future licensees and partners in selling our products;
•	the costs of investigating patents that might block us from developing potential technology candidates;
•	the costs of recruiting and retaining qualified personnel;
•	the costs associated with regulatory compliance;
•	the number of technology candidates we pursue;
•	our revenues, if any;
•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	our need or decision to acquire or license complementary technologies or new platform or technology candidate targets; and
•	the costs of financing unanticipated working capital requirements and responding to competitive pressures.

We currently have no agreements or arrangements to provide funding to implement our current business plan. If we are unable to obtain the funds necessary for our operations, we will be unable to acquire, maintain and improve, and market our licensed technologies. We will also be unable to develop and commercialize our products and technologies, which would materially and adversely affect our business, liquidity and results of operations.

We have a limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a newly-formed technology company with a limited operating history. We are not profitable and have incurred losses since inception. We have not generated any net revenue since inception, expect to incur substantial losses for the foreseeable future, and may never become profitable. We also expect to incur significant operating and capital expenditures and anticipate that our expenses and losses will increase substantially in the foreseeable future as we:

•	target and negotiate licensing and marketing agreements with target technologies;
•	implement internal systems and infrastructure;
•	seek to develop licensed technologies;
•	hire management and other personnel; and
•	move licensed technology towards commercialization.

Even if we are able to secure funding to implement our business plan, we expect to continue to experience negative cash flow for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. If our licensed or marketed technologies do not achieve market acceptance, we may never become profitable. Our failure to achieve or maintain profitability, or substantial delays in achieving profitability, could negatively impact the value of our common stock and our ability to raise additional financing. A substantial decline in the future value of our common stock would also affect the price at which we could sell shares to secure future funding, which could dilute the ownership interest of current stockholders.

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

Although Knowledge Machine, our wholly owned subsidiary, entered into licensing and marketing agreements for various technologies prior to the closing of the Reorganization Agreement, which agreements have been terminated, we have a limited operating history upon which to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. Such risks include, but are not limited to, the following:

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

We have not yet commercialized any licensed or marketed technologies, and we may never be able to do so. We do not know when or if we will complete any of our product development efforts or successfully commercialize any of our licensed or marketed products. Even if we are successful in developing licensed products that reach commercialization, we will not be successful unless these products gain market acceptance. The degree of market acceptance of these products will depend on a number of factors, including:

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

To carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing immediately and from time to time in the future, and may choose to raise additional funds through strategic collaborations, public or private equity or debt financing, a bank line of credit, asset sales or other arrangements. We cannot be sure that any additional funding, if needed, would be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration, we may be required to relinquish our rights to certain of our technologies, products or marketing territories. In addition, certain investors, including institutional investors, may be unwilling to invest in our securities since our common stock is quoted on the OTCBB, and is not traded on a national securities exchange. Our inability to raise capital when needed would harm our business, financial condition and results of operations, could cause our stock price to decline, and we may not be able to continue operating if we do not generate sufficient revenues from operations.

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

We have been unable to pay the agreed consulting fees to our key personnel. While we intend to attempt to attract and retain key personnel to the best of our ability, some of our competitors are likely to have greater resources and more experience than we do, making it difficult for us to compete successfully for key personnel. If we are ultimately unable to attract and retain key personnel, we likely would not be able to develop and market our products and licensed technologies. If we are unable to generate funds to pay and retain key personnel or replace them, our business, financial condition and results of operations, would be materially adversely affected.

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

We are highly dependent on our principal executive officer and other key management and technical personnel, including our Science Advisory Board. Our failure to retain our Chairman, Vivek Dave, Ph.D. or any other key management and technical personnel, could have a material adverse effect on our future operations. Our success is also dependent on our ability to attract, retain and motivate highly trained technical, and management personnel, among others, to continue the development and commercialization of our current portfolio and future licensed technologies.

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

Although we intend to enter into non-competition agreements with our key employees, in most cases within the framework of their employment agreements, we currently do not have any employees. We do have a consulting agreement with Mr. Dave which does not contain non-competition provisions. Future agreements may prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable U.S. law, we may be unable to enforce these agreements. If we cannot enforce our non-competition agreements with our employees, then we may be unable to prevent our competitors from benefiting from the expertise of our former employees, which could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

We face significant competition and continuous technological change, and developments by competitors may render our licensed technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever be profitable.

If we are able to fund and implement our business plan we will likely compete against fully integrated technology companies and smaller companies that are collaborating with larger technology companies, academic institutions, government agencies and other public and private research organizations. In addition, many of these prospective competitors, either alone or together with their collaborative partners, operate larger research and development programs than we do, and have substantially greater financial resources than we do.

If our prospective competitors develop and commercialize technologies faster than we do, or develop and commercialize technologies that are superior to our technology candidates, our commercial opportunities will be reduced or eliminated. The extent to which any of our technology candidates achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in the technology industry is intense and has been accentuated by the rapid pace of development. Our competitors include large integrated technology companies, universities, and public and private research institutions. Almost all of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do. These organizations also compete with us to:

•	attract parties for acquisitions, joint ventures or other collaborations;
•	license proprietary technology that is competitive with the technology we are developing;
•	attract funding; and
•	attract and hire talented and other qualified personal.

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

On August 1, 2014, we had fewer than 300 record holders and, thus, our reporting obligations were automatically suspended. As such, we became a voluntary filer. Although we have continued to file our Exchange Act reports and have no plans to cease filing Exchange Act reports, we may cease to file our Exchange Act reports at any time and for any reason without notice. As a result, less information may be publicly available than would be otherwise contained in our reports. In addition, we are not eligible for certain forms of registration statements, such as Form S-8 for equity compensation plans. We are also not permitted to rely on provisions of Rule 144 which apply to issuers subject to the reporting obligations of the Exchange Act, which may make reliance on this rule by our shareholders more difficult.

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

If we are able to fully implement our business plan, we may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

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

Recent disruptions in the financial markets and economic conditions could affect our ability to raise capital.

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

Although we intend to rely on the exemptions provided in the JOBS Act if we recommence our reporting obligations, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

Risks Relating to Our Intellectual Property

If we fail to adequately protect or enforce or secure rights to any patents we may own in the future, the value of our intellectual property rights would diminish and our business and competitive position would suffer.

Our success, competitive position, and future revenues, if any, depend in part on our ability to obtain and successfully leverage intellectual property covering any prospective products incorporating our licensed technologies and technology candidates, know-how, methods, processes, and other technologies, to protect our trade secrets, to prevent others from using our intellectual property and to operate without infringing the intellectual property rights of third parties.

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

If patent rights covering any prospective products incorporating our licensed technology and methods are not sufficiently broad, they may not provide us with any protection against competitors with similar products and technologies. Furthermore, if the United States Patent and Trademark Office, or the USPTO, or foreign patent offices issue patents to us or our licensors, others may challenge the patents or design around the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors.

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

In addition to patents and patent applications, we intend to depend upon trade secrets and proprietary know-how to protect any prospective licensed technology. We intend to require our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We intend to require our employees and consultants to disclose and assign to us their ideas, developments, discoveries and inventions. These agreements may not, however, provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

If licensors of any licensed technologies acquired in the future determine not to protect the intellectual property rights that we license from them we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of the licensors ourselves. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from licensors, or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such licensed intellectual property could have a material adverse effect on our business, results of operations and financial condition.

Costly litigation may be necessary to protect our prospective intellectual property rights and we may be subject to claims alleging the violation of the intellectual property rights of others.

As we implement our business plan, we may face significant expense and liability as a result of litigation or other proceedings relating to patents and other intellectual property rights of others. In the event that another party has also filed a patent application or been issued a patent relating to an invention or technology claimed by us in future applications, we may be required to participate in an interference proceeding declared by the USPTO to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome were favorable to us. We, or our licensors, also could be required to participate in interference proceedings involving issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

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

Patent law outside the United States is may be different than in the United States. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, if at all. A failure to obtain sufficient intellectual property protection in any foreign country could materially and adversely affect our proposed business, results of operations and future prospects. Moreover, we may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and divert management’s resources and attention.

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

Various aspects of our proposed operations may be subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Costs arising out of any regulatory developments could be time-consuming and expensive and could divert management resources and attention and, consequently, could adversely affect our business operations and financial performance.

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

Our common stock trades in the over-the-counter market and is quoted on the OTCPink, with little trading volume or activity. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations may adversely affect the market price of our common stock and result in substantial losses to our investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically, our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

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

We will need to raise substantial future capital to continue to complete development and commercialize our products incorporating licensed technologies and technology candidates and to conduct the research and development and regulatory activities necessary to bring our technology candidates to market.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Markets under the symbol “KNMX.” The Company’s common stock was approved for quotation on June 18, 2014. Active trading in the Company’s common stock has not commenced.

Holders

As of October 9, 2015 there are approximately 44 stockholders. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended June 30, 2015, we had no compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our company was incorporated in the State of Nevada on December 27, 2012, to engage in the development and operation of a business engaged in the distribution of high end cutlery sets produced in China. We conducted this business through October 22, 2014. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”) and subsequently sold off our cutlery business. Knowledge Machine is a development stage technology company focused on targeting new technologies, acquiring licensing rights to those technologies, and marketing our licensed technologies. Knowledge Machine is our only subsidiary.

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

In connection with the closing of the Reorganization Agreement, the board of directors approved a one-for-ten forward stock split of the pre-closing outstanding shares and a change of the Company’s name to “Knowledge Machine International, Inc.” The forward stock split and name change were approved by written consent of Mr. Kaspruk as a majority shareholder immediately prior to the closing of the Reorganization Agreement. The name change and forward stock split were effective as of November 10, 2014. Articles of amendment with the State of Nevada were filed to reflect the forward stock split and name change effective as of November 10, 2014.

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

In connection with the closing of the above transactions, we ceased our prior principal business operations (which were sold and transferred to Mr. Kaspruk pursuant to the APA). Upon completion of these transactions, we acquired Knowledge Machine (which is now our wholly-owned subsidiary) and became a technology company focused on targeting new technologies, acquiring licensing rights to those technologies, and marketing licensed technologies. Knowledge Machine was incorporated in the State of Nevada on December 12, 2013, and commenced its operations in 2013. All references to business of the Company after the closing of the Reorganization Agreement refer to Knowledge Machine International, Inc. and Knowledge Machine, Inc., collectively.

Plan of Operations

Since its founding, Knowledge Machine has been involved in several activities both on an organizational front as well as the business development front. Organizationally, Knowledge Machine has created a Science Advisory Board that combines international business experience with high level science and technology expertise. Additionally, Knowledge Machine has been in close contact with regional development authorities in various states to see if there are potential teaming opportunities that take advantage of regional development funding or incentives. On the business development front, in addition to the ARMS project, Knowledge Machine together with its Science Advisory Board has reviewed dozens of potential technologies for future licensing or joint venture activities upon future funding. Examples of these technologies include, but are not limited to:

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

Upon successful completion of subsequent funding, we intend to pursue avenues which are the most promising based on recurring revenue potential. We estimate that it will require approximately $1,500,000 in additional funding to finance our operations during the next 12 months and intend to seek this additional financing through sales of equity securities, although we currently have no commitments or arrangements for the additional financing needed. We may also seek alternative business activities. We have entered into a non-binding letter of intent with an existing business, which if acquired would result in a change of control of the Company. We are in the process of negotiating a definitive agreement for this transaction. There is no assurance that we will be successful in entering into a definitive agreement with this entity.

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

If funding is available, Knowledge Machine intends to establish a European registered office in first calendar quarter 2016 in order to follow up with these early adopter customers and to secure initial test and evaluation contracts. This would be the first step in evaluating the suitability of the ARMS and BAM technologies for specific weapons systems, and, if successful, Knowledge Machine and Allotrope would be compensated on a time and material contract basis. Following these initial test and evaluation contracts, material supply agreements would be negotiated with various early adopter customers for supply of the related technologies. It is anticipated that such material supply agreements would be in place by fourth calendar quarter of 2015, provided that: i) Knowledge Machine is able to raise the required equity funds, ii) the test and evaluation contracts are successful, and iii) the early adopter customers still have a validated need for the ARMS and BAM technology which has not been displaced by any other technology.

In addition to the above technologies, Knowledge Machine intends to explore business development activities on the following technology areas:

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

Results of Operations--Year Ended June 30, 2015 Compared to the Period from December 12, 2013 (Date of Inception) through June 30, 2014 (Restated)

Gross Revenue. No revenue was generated during the year ended June 30, 2015 or during the period from December 12, 2013 (Date of Inception) through June 30, 2014. From the date of inception (December 12, 2013) until June 30, 2015, the Company was in the startup phase of its operations and had not yet commenced principal operations.

General and Administrative Expenses. General and administrative expenses for the year ended June 30, 2015 totaled $304,250, an increase of $168,714 or approximately 124% compared to general and administrative expenses of $135,536 for the partial year ended June 30, 2014. The increase in the total general and administrative was primarily due to a full year ending June 30, 2015 compared to six and a half months ending June 30, 2014.

Net Loss. For the reasons stated above, our net loss for the year ended June 30, 2015 was ($379,335) or ($0.01) per share, an increase of $193,509, compared to a net loss of ($185,826) or ($0.01) per share, during the period ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $50,744. The Company had current liabilities of $65,274 consisting of accounts payable. We had a net working capital deficit of $9,995.

The accompanying financial statements of the Company have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a cumulative net loss of ($565,161) since inception and had an accumulated deficit of ($565,161) at June 30, 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is no disclosure required pursuant to this Item 9 of Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of June 30, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our executive officers and directors, each of whom was appointed effective October 22, 2014:

Name	Age	Title
Vivek R. Dave	47	Director, Chairman, President, and CEO
Taylor Caswell	46	Director

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

Taylor Caswell. Mr. Caswell’s career spans twenty years of private and government sector experience in renewable energy development, affordable housing, community, and economic development, project finance, and sustainability solutions – all with integrated regulatory, policy, and advocacy strategies. Since January 2009, Mr. Caswell has been the owner of Caswell Industries. Most recently, Mr. Caswell has worked in the clean tech. world, launching two startups to develop utility-scale ground mounted solar generation project as well as provide project development consulting services to a wide array of customers in both the fossil and renewable energy sectors, efficiency retrofit financing, multifamily market and affordable housing development. His public service career includes his role as a White House appointee to the U.S. Department of Housing and Urban Development and as senior Congressional staff in Washington, D.C. Among his many awards and associations, he was named to the New Hampshire “40 Under 40” list of state leaders, was elected Chairman of the U.S. Interagency Regional Council on Homelessness, and has served as Chair of the NH Energy and Climate Collaborative, as a board member of The Nature Conservancy, and remains as Senior Advisor to the CleanTech Council.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company and its subsidiaries for the years ended June 30, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended June 30	Salary ($)(1)	Stock Awards ($)(4)	Total ($)
Vivek Dave (2)	2015	68,550(3)	0	68,550
CEO	2014	15,300	5,500	20,800
Igor Kaspruk (2)	2015	0		0
CEO	2014	0		0

(1)	On March 11, 2014, Knowledge Machine entered into a consulting agreement effective January 1, 2014 with Northern New Hampshire Technical Associates LLC, an entity controlled by Mr. Dave (“NHTA”). Under the consulting agreement, NHTA provides consulting services for us regarding Mr. Dave’s service as Chairman of the Science Advisory Board and other consulting services requested by our board of directors. The term of the consulting agreement is for twelve months from the effective date and is automatically extended by one additional year. We initially agreed to pay NHTA $2,500 per month under the consulting agreement including reimbursement for all travel, entertainment and other reasonable business expenses incurred by NHTA incident to services rendered to us. The consulting agreement also includes an indemnification provision applicable to both NHTA and Mr. Dave. Effective September 2014, this monthly reimbursement was increased to $6,000 in light of the fact that Dr. Dave has assumed additional responsibilities as President and CEO.
(2)	Igor Kaspruk served as our sole executive officer and director from inception through October 22, 2014. From October 22, 2014 until the present Dr. Vivek R. Dave has served as our sole executive officer.
(3)	$36,000 was accrued and unpaid.
(4)	On April 23, 2014, the board of directors of Knowledge Machine issued at par value 5,500,000 restricted shares to Mr. Dave for services with 1,833,333 shares vesting immediately and the remaining. 3,666,667 shares vesting at later dates. On July 9, 2014, the board of directors of Knowledge Machine amended the Science Advisory Board Agreement with Mr. Dave and all unvested shares for Mr. Dave became fully vested.

Equity Awards

No named officer held any unexercised options, stock that had not vested, or equity incentive plan awards at June 30, 2015. There are six people holding unvested stock – Taylor Caswell as well as the Science Advisory Board. As of June 30, 2015, there are 4,584,334 unvested shares of stock.

Director Compensation

Taylor Caswell was issued 1,000,000 shares, of which $250 have vested and $750 will vest ratably through 2017. Except as provided above, no additional compensation was paid to or earned by any director during the year ended June 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information furnished by current management and others, concerning the beneficial ownership of our common stock as of October 9, 2015, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)

Vivek R. Dave 14 Hayward Brook Drive Concord, NH 03301	5,500,000	11.5%

Taylor Caswell 72 Long Hill Road Hollis, NH 03049	1,000,000	2.1%

Executive Officers and Directors as a Group (2 Persons)	6,500,000	13.7%

Igor Kaspruk 108 Dnipropetrovska Doroha Apt. 110 Odesa, Ukraine 65000	0	-

Valerie Vekkos 3344 Hill St. San Diego, CA 92106	3,000,000(2)	6.3%

Paul Sloan 6041 Fernwood Ave. Woodland Hills, CA 91367	2,500,000	5.2%

Ira Goldfarb 1918 N. Olive St. Apt. 3302 Dallas, TX 75201	2,450,000	5.1%

Harshal Shah 1091 North Main St. Brockton, MA 02301	4,000,000	8.4%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of October 9, 2015, we had 47,625,000 shares outstanding.
(2)	Shares held in the Valerie V. Vekkos Trust of which, Valerie Vekkos is the trustee and has voting and dispositive control of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On April 23, 2014, the board of directors of Knowledge Machine approved the grant of 5,500,000 restricted shares to Mr. Dave for services with 1,833,333 shares vesting immediately and the remaining 3,666,667 shares vesting at later dates. On July 9, 2014, the board of directors of Knowledge Machine amended the Science Advisory Board Agreement with Mr. Dave and all unvested shares for Mr. Dave became fully vested.

In January 2014, the Company entered into a consulting agreement with Northern New Hampshire Technical Associates, a company owned and controlled by Mr. Dave, under which Mr. Dave performs services for the Company as an officer, director, and Science Advisory Board member for $6,000 per month plus travel and expense reimbursement. This contract was renewed August 1, 2014 for a one-year period with a one-year automatic extension. Also in January 2014, the Company entered into a consulting agreement with Zephyr Equities, a company owned and operated by Valerie Vekkos, a significant shareholder and former director of the Company, under which Ms. Vekkos manages corporate organizational matters and day-to-day operations of the Company for $3,500 per month plus travel and expense reimbursements. This contract was renewed September 1, 2014 for a one-year period with a one-year automatic extension. The Company incurred a total expense of $116,450 and $49,375 with these consultants during the year ended June 30, 2015 and the period of December 12, 2013 (inception) to June 30, 2014, respectively, of which $57,000 and $8,800 were outstanding at June 30, 2015 and 2014, respectively.

In June 2014, the Company entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation controlled by the Company’s President and CEO, to purchase 12% of the total number of shares of Allotrope’s common stock for $150,000.  Three payment installments of $50,000 each were due within 10, 30 and 90 business days of the signing of the agreement on June 23, 2014, on which dates 4% increments of Allotrope’s common stock were deliverable to the Company. The first payment of $50,000 was made and 4% of Allotrope stock was delivered to the Company prior to June 30, 2014, and was impaired to $0 at June 30, 2014.  Performance on the remaining two installments did not occur subsequently, and on October 14, 2014, the Company and Allotrope rescinded the original agreement. The companies are in the process of renegotiating the transaction, with the intent that the $50,000 would be used towards future joint venture activities.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $29,242 for fiscal year ended June 30, 2015, and $0 for fiscal year ended June 30, 2014.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for fiscal year ended June 30, 2015 and $0 for fiscal year ended June 30, 2014.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended June 30, 2015, and $0 for fiscal year ended June 30, 2014.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended June 30, 2015, and $0 for fiscal year ended June 30, 2014.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2015 and 2014

Consolidated Statements of Operations for the year ended June 30, 2015 and the period from December 12, 2013 (date of inception) through June 30, 2014

Consolidated Statements of Cash Flows for the year ended June 30, 2015 and the period from December 12, 2013 (date of inception) through June 30, 2014

Consolidated Statements of Stockholders’ Equity from inception (December 27, 2012) through June 30, 2015

Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Agreement and Plan of Reorganization dated October 22, 2104	10-K	333-191175	2.1	10/28/14
2.2	Asset Purchase Agreement dated October 22, 2014	10-K	333-191175	2.2	10/28/14
3.1	Articles of Incorporation	10-K	333-191175	3.1	10/28/14
3.2	Bylaws	S-1	333-191175	3.2	9/16/13
10.1	General Release by Igor Kaspruk dated October 22, 2014	10-K	333-191175	10.1	10/28/14
10.2	Stock Purchase Agreement dated October 22, 2014	10-K	333-191175	10.2	10/28/14
10.3	Consulting Agreement effective January 1, 2014, with Northern New Hampshire Technical Associates LLC*	10-K	333-191175	10.6	10/28/14
10.4	Score Technologies Option Agreement dated July 2, 2014	10-K	333-191175	10.7	10/28/14
16.1	Letter from John Scrudato, CPA to the Securities and Exchange Commission dated October 28, 2014.	10-K	333-191175	16.1	10/28/14
21.1	Subsidiaries	10-K	333-191175	21.1	10/28/14
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Knowledge Machine International, Inc.

Date: October 13, 2015	By:	/s/ Vivek R. Dave, Ph.D.
Vivek R. Dave, Ph.D., Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Vivek R. Dave, Ph.D.	Chairman, Chief Executive Officer and President	October 13, 2015
Vivek R. Dave, Ph.D.	(Principal executive, financial, and accounting officer)

/s/ Taylor Caswell	Director	October 13, 2015
Taylor Caswell

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1466 N. HIGHWAY 89 STE. 230
FARMINGTON, UTAH 84025

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Knowledge Machine International, Inc.

Concord, NH

We have audited the accompanying balance sheets of Knowledge Machine International, Inc. (the Company) as of June 30, 2015 and 2014, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2015 and the period of December 12, 2013 (inception) to June 30, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Knowledge Machine International, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since its inception, has a working capital deficit and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
October 9, 2015

Knowledge Machine International, Inc.

Consolidated Balance Sheets

June 30, 2015 and 2014 (Restated)

	June 30, 2015	June 30, 2014
		(Restated)
ASSETS
Current Assets
Cash	$50,744	$461,285
Prepaid Insurance	4,535	–
Total Current Assets	55,279	461,285

Other Assets
Cash in Escrow	–	50,000
Total Other Assets	–	50,000

TOTAL ASSETS	$55,279	$511,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$8,274	$11,379
Accounts Payable – Related Party	57,000	8,800
Accrued Interest Payable	–	600
Notes Payable - Convertible	–	650,000
Total Current Liabilities	65,274	670,779

TOTAL LIABILITIES	65,274	670,779

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par; 1,000,000 shares authorized;
None issued and outstanding	–	–
Common Stock, $0.001 par; 200,000,000 shares authorized;
47,625,000 issued and 43,040,666 outstanding at June 30, 2015	47,625	43,000
43,000,000 issued and 35,331,999 outstanding at June 30, 2014
Additional Paid-In Capital	512,125	(9,000)
Less Deferred Compensation
4,584,334 and 7,668,001 common shares, respectively	(4,584)	(7,668)
Accumulated Deficit	(565,161)	(185,826)
Total Stockholders' Equity (Deficit)	(9,995)	(159,494)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$55,279	$511,285

The accompanying notes are an integral part of the consolidated financial statements.

Effects of the 10-for-1 forward stock split effective November 10, 2014 have been retroactively applied to all periods presented.

Knowledge Machine International, Inc.

Consolidated Statements of Operations

Year Ended June 30, 2015

and the Period from December 12, 2013 (Date of Inception) through June 30, 2014 (Restated)

		Period from
		December 12, 2013
	Year Ended	(Date of Inception) through
	June 30, 2015	June 30, 2014
		(Restated)
REVENUE	$–	$–

EXPENSES
General & Administrative	304,250	135,536
Total Expenses	304,250	135,536

OTHER INCOME (EXPENSE)
Interest Expense	(252)	(600)
Interest Income	167	310
Impairment Loss	(75,000)	(50,000)
Total Other Income (Expense)	(75,085)	(50,290)

INCOME (LOSS) BEFORE INCOME TAXES	(379,335)	(185,826)

Current Income Tax Expense	–	–

Deferred Income Tax Expense	–	–

Net Income (Loss)	$(379,335)	$(185,826)

Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	46,960,959	22,058,540

The accompanying notes are an integral part of the consolidated financial statements.
Effects of the 10-for-1 forward stock split effective November 10, 2014 have been retroactively applied to all periods presented.

Knowledge Machine International, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

Year Ended June 30, 2015

and the Period from December 12, 2013 (Inception) through June 30, 2014 (Restated)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Totals
Balance December 12, 2013 (Inception)	9,000,000	$9,000	$(9,000)	$–	$–	$–

Common stock issued for cash	22,500,000	22,500	–	–	–	22,500

Common stock issued for services	11,500,000	11,500	–	(7,668)	–	3,832

Net loss for the period ended June 30, 2014	–	–	–	–	(185,826)	(185,826)

Balance June 30, 2014, (Restated)	43,000,000	$43,000	$(9,000)	$(7,668)	$(185,826)	$(159,494)

Common stock cancelled	(250,000)	(250)	–	167	–	(83)

Common stock vested	–	–	–	3,667	–	3,667

Common stock issued in extinguishment of debt	2,875,000	2,875	572,125	–	–	575,000

Common stock issued for services	1,000,000	1,000	–	(750)	–	250

Reorganization	1,000,000	1,000	(51,000)	–	–	(50,000)

Net loss for the year ended June 30, 2015	–	–	–	–	(379,335)	(379,335)

Balance June 30, 2015	47,625,000	$47,625	$512,125	$(4,584)	$(565,161)	$(9,995)

The accompanying notes are an integral part of the consolidated financial statements.
Effects of the 10-for-1 forward stock split effective November 10, 2014 have been retroactively applied to all periods presented.

Knowledge Machine International, Inc.

Consolidated Statements of Cash Flows

Year Ended June 30, 2015

and the Period from December 12, 2013 (Inception) through June 30, 2014 (Restated)

		Period from
		December 12, 2013
	Year Ended	(Inception) through
	June 30, 2015	June 30, 2014
		(Restated)
OPERATING ACTIVITIES
Net Income (Loss)	$(379,335)	$(185,826)
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Stock Compensation	3,834	3,832
Impairment Loss	75,000	50,000
Change in assets and liabilities:
(Increase) in Prepaid Expenses	(4,535)	–
Increase (Decrease) in Accounts Payable	(3,105)	11,379
Increase in Accounts Payable – Related Party	48,200	8,800
Increase (Decrease) in Accrued Interest	(600)	600
NET CASH USED BY OPERATING ACTIVITIES	(260,541)	(111,215)

INVESTING ACTIVITIES
Purchase of Licensing Options	(75,000)	–
Increase in Cash in Escrow	–	(50,000)
Purchase of Equity Investment	–	(50,000)
NET CASH USED BY INVESTING ACTIVITIES	(75,000)	(100,000)

FINANCING ACTIVITIES
Repayment of Notes Payable	(75,000)	–
Proceeds from Stock Issuance	–	22,500
Proceeds from Notes Payable	–	650,000
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(75,000)	672,500

NET CASH INCREASE (DECREASE) FOR PERIOD	(410,541)	461,285

CASH AT BEGINNING OF PERIOD	461,285	–

CASH AT END OF PERIOD	$50,744	$461,285

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$852	$–
Income Taxes	$–	$–

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended June 30, 2015

On November 10, 2014, a ten-for-one forward stock split occurred and has been retroactively applied to all periods presented.

Of $650,000 in notes payable, $75,000 was repaid and $575,000 was extinguished via the issuance of 2,875,000 shares of common stock.

1,000,000 shares were issued to a Director at $0.001 per share. Of these, 250,000 vested during the period and 750,000 are unvested.

3,666,667 shares previously issued to a Director at $0.001 per share vested during the period.

250,000 shares previously issued for Board Services at $0.001 per share were cancelled during the period. 83,000 of these shares had previously vested and 167,000 were unvested.

The Company distributed from escrow $50,000 and 1,000,000 shares of common stock in a reverse merger and recapitalization.

For the period from December 12, 2013 (Date of Inception) through June 30, 2014

11,500,000 shares issued for board services at $0.001 per share. Of these, 3,831,999 vested during the period and 7,668,001 are unvested.

The accompanying notes are an integral part of the consolidated financial statements.

Effects of the 10-for-1 forward stock split effective November 10, 2014 have been retroactively applied to all periods presented.

KNOWLEDGE MACHINE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and 2014 and for the periods then ended have been made.

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

The Company has no tax positions at June 30, 2015 or 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended June 30, 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2015 or 2014. All tax years starting with 2013 are open for examination.

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2015-01 contain technical corrections to existing guidance or affect guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has early adopted the provisions of ASU No. 2014-10 “Development Stage Entities” which generally removes the requirements for added disclosures about development stage activities.

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

These long-term investments are carried at cost until disposed of or until written down due to impairment. Impairment is tested annually at the individual security level (or more often if an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment). An investment is deemed impaired when its fair value is less than its book carrying value. During the period ended June 30, 2014, an impairment loss of $50,000 was recorded.

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

NOTE 3 – Other Assets

Allotrope Sciences Corporation

In June 2014, the Company entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation controlled by the Company’s President and CEO, to purchase 12% of the total number of shares of Allotrope’s common stock for $150,000. Three payment installments of $50,000 each were due within 10, 30 and 90 business days of the signing of the agreement on June 23, 2014, on which dates 4% increments of Allotrope’s common stock were deliverable to the Company. The first payment of $50,000 was made and 4% of Allotrope stock was delivered to the Company prior to June 30, 2014. The two remaining payments totaling $100,000 were included as liabilities on the Company’s balance sheet and the full agreement amount of $150,000 was impaired to $0 at June 30, 2014. The liability and corresponding impairment loss have been removed from the Company’s consolidated financial statements retroactively due to non-performance by both parties on the second and third installments as of June 30, 2014 (see NOTE 8). Performance did not occur subsequently, and on October 14, 2014, the Company and Allotrope rescinded the original agreement. The companies are in the process of renegotiating the transaction, with the intent that the $50,000 would be used towards future joint venture activities.

Score Technologies, Inc.

On July 8, 2014, the Company and Score Technologies, Inc. entered into a Subscription Agreement for the purchase of 100,000 shares of common stock of Score (the “Shares”) by the Company for the sum of $50,000. The Company paid the $50,000, but never received the Shares. On August 4, 2014, the Company and Score entered into a Rescission Agreement whereby all transactions contemplated by the Option Agreement, as disclosed below, were rescinded. The parties also agreed that Score would retain the $50,000 payment made by the Company pursuant to the Option Agreement and apply the payment to the first payment required to be made by the Company to Score in connection with the first license agreement between the parties. In addition, the parties agreed that if a license agreement was not entered into by February 15, 2015, Score would be required to repay to the Company the $50,000 payment, in cash, by no later than February 18, 2015. As of June 30, 2015, the two parties have not entered into a license agreement and the cash has not been returned, and the Company has determined the deposit to be impaired to $0.

On July 2, 2014, the Company entered into an Option Agreement with Score wherein the Company paid a total of $25,000 for the option of entering into a license agreement. On January 6, 2015, the Company sent a letter to Score notifying Score that it is terminating the exclusive option to enter into a license agreement for India and demanding return of the $25,000 paid to Score. The termination of the option was based upon Score’s failure to produce to the Company the consumer marketable SCOREISPAPP referred to in the agreement. At June 30, 2015, the $25,000 has not been returned and the Company has determined the deposit to be impaired to $0.

NOTE 4 – Convertible Notes Payable

There were no notes payable outstanding at June 30, 2015. Notes payable consisted of the following at June 30, 2014:

Note payable to Marietta Dermatology PSP FBO Myles Jerdan, with an annual interest rate of 0.28%, unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently extinguished via issuance of common stock.	$125,000

Note payable to Ruben Azrak and Victor Azrak, with an annual interest rate of 0.30%, unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently $75,000 was repaid and $75,000 was extinguished via issuance of common stock.	150,000

Note payable to Jonathan Rahn, with an annual interest rate of 0.30%, unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently extinguished via issuance of common stock.	50,000

Note payable to Shawn Henry German, with an annual interest rate of 0.28%, unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently extinguished via issuance of common stock.	50,000

Note payable to Sam Esses, with an annual interest rate of 0.30%, unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently extinguished via issuance of common stock.	75,000

Note payable to Seymore Rubin and Mark Rubin, with an annual interest rate of 0.30%, unsecured with interest accruing monthly and the principle balance due July 31, 2014, subsequently extinguished via issuance of common stock.	200,000

Total	650,000

Less current notes payable	(650,000)

Long-term notes payable	$–

The above notes payable were issued on various dates between February and April 2014 with maturity dates ranging from May 31 to June 30, 2014. The original conversion terms required automatic conversion in the event of a “Qualified Financing,” whereby the Company would receive gross proceeds in excess of $2,000,000 for issuance of “QF Conversion Securities.” Stated conversion rate would be 80% of the purchase price per share of the QF Conversion Securities paid by the investors in the Qualified Financing. On April 10, 2014, the notes payable were amended to extend maturity dates to June 30, 2014 and reduce the Qualified Financing amount to $1,300,000. On May 29, 2014, a second amendment was made to the notes extending the maturity dates to July 31, 2014 and requiring the Company to issue convertible preferred stock in a Qualified Financing to induce conversion. On July 25, 2014, the third and final amendment was made extending the maturity dates to August 1, 2014 and allowing conversion at any time at $.20 per share via mutual agreement for partial or full satisfaction of the notes.

On July 29, 2015, the Noteholders issued conversion notices to the Company requesting repayment of $75,000 (see Azrak note payable above) and conversion of $575,000 at $.20 per share, resulting in the issuance of 2,875,000 shares of common stock. Accrued interest on the notes totaling $852 was repaid to the Noteholders. Since the conversion terms were modified substantially from the original notes payable via amendments, the satisfaction of the notes via issuance of stock is deemed an extinguishment of debt, rather than a true conversion. The noteholders as a group were considered related entities in that they owned a combined 6.7% of the Company’s common stock prior to the extinguishment and 12.6% subsequently, and as such the difference between the notes’ carrying value and fair market value of the stock issued of $572,125 has been recorded in additional paid-in capital, rather than gain on extinguishment of debt.

NOTE 5 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at June 30, 2015 and 2014, unused operating loss carryforwards of approximately $565,161 and $185,826, respectively, which may be applied against future taxable income and which expire in various years through 2034. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryfowards of approximately $64,615 and $18,965 at June 30, 2015 and 2014, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $45,650 and $18,965, respectively, for the periods ended June 30, 2015 and 2014.

Deferred tax assets are comprised of the following:

	2015	2014
Deferred tax assets:
NOL carryover	84,774	$27,874
Organization Expense	(1,409)	(1,409)
Impairment Loss	(18,750)	(7,500)
Valuation allowance	(64,615)	(18,965)
Net deferred tax asset	$–	$–

NOTE 6 – Stockholders’ Equity

Common Stock

The Company has authorized 200,000,000 shares of common stock, $.001 par value.

In February, March and April 2014, the Company issued 22,500,000 shares to officers and investors for cash of $22,500, or $0.001 per share.

On April 22, 2014, the Company issued 11,500,000 shares of the Company’s common stock to the Company’s Science Advisory Board members as noncash compensation for services to be rendered valued at $11,500 or $0.001 per share. Of these shares, 3,831,999 (valued at $3,832) vested during the period ended June 30, 2014 and 7,668,001 (valued at $7,668) remained unvested and were reflected as deferred compensation as of June 30, 2014. On August 13, 2014, 250,000 shares previously issued to a Science Advisory Board member were cancelled, 83,000 of which had previously vested and 167,000 were unvested. The shares were valued at $0.001, or $250. An additional 3,666,667 shares (valued at $3,667) vested during the three months ended September 30, 2014 and 3,834,334 (valued at $3,834) remain unvested and are reflected as deferred compensation as of June 30, 2015.

On July 29, 2014, $575,000 of convertible notes payable were extinguished via issuance of 2,875,000 shares of common stock at a rate of $0.20 per share. The shares were recorded at $0.001, or $2,875. The balance of $572,125 was recorded as additional paid in capital (see NOTE 4).

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

On November 10, 2014, a ten-for-one forward stock split occurred on 1,000,000 shares of Songbird Development, Inc. acquired in the reverse merger and reorganization (see NOTE 1), resulting in an additional 9,000,000 shares being issued. The split has been retroactively applied to all periods presented and does not effect any of the stock issuances described above.

Deferred Compensation

During the period ended June 30, 2014, 11,500,000 shares of common stock were issued to the Company’s Science Advisory Board members at $0.001 per share. The unvested portion of the shares at June 30, 2014 (7,668,001 unvested shares) increased deferred compensation by $7,668. During the three months ended September 30, 2014, 167,000 of the unvested shares were cancelled, and an additional 3,666,667 shares vested. The unvested number of shares at June 30, 2015 is 3,834,334, representing deferred compensation of $3,834.

During the three months ended September 30, 2014, 1,000,000 shares of common stock were issued to a Director at $0.001 per share. The unvested portion of the shares at June 30, 2015 (750,000 unvested shares) increased deferred compensation by $750.

As of June 30, 2015, the balance of unvested compensation cost expected to be recognized is $4,584 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately two years (through August 25, 2017).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at June 30, 2015.

NOTE 7 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ending June 30, 2015 and 2014:

		Period from
		December 12, 2013
	Year Ended	(Inception) through
	June 30, 2015	June 30, 2014
Loss from continuing operations available to common stockholders (numerator)	$(379,335)	$(185,826)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	46,960,959	22,058,540

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 8 – Restatement

As explained in NOTE 3 above, in June 2014, the Company entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation, to purchase 12% of the total number of shares of Allotrope’s common stock for $150,000 in three installments during the course of June through September 2014. The liability of $100,000 and corresponding impairment loss originally recorded at June 30, 2014 have been removed from the Company’s consolidated financial statements retroactively due to absence of full performance of the original contract at June 30, 2014. Liabilities for the second and third installments were not incurred and corresponding investment assets not realizable at June 30, 2014, but rather were stock purchase commitments requiring disclosure only until performance occurred on the dates specified in the contract. The table below shows the effects of the June 30, 2014 restatement.

	Amount as
	Originally	Restatement	Restated
	Filed	Adjustment	Amount
As of June 30, 2014
Due to Allotrope	$100,000	$(100,000)	$–
Accumulated deficit	(285,826)	100,000	(185,826)

Year Ended June 30, 2014
Impairment Loss	150,000	(100,000)	50,000
Total Expenses	285,536	(100,000)	185,536
Net Loss	285,826	(100,000)	185,826
Net Loss Per Share	$0.013	$(0.0045)	$0.0085

Weighted Average Shares	22,058,540		22,058,540

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose.

NOTE 10 – Related Party Transactions

In January 2014, the Company entered into a consulting agreement with Northern New Hampshire Technical Associates, a company owned and controlled by the Company’s President/CEO, under which the President/CEO performs services for the Company as an officer, director, and Science Advisory Board member for $6,000 per month plus travel and expense reimbursement. This contract was renewed August 1, 2014 for a one-year period with a one-year automatic extension. Also in January 2014, the Company entered into a consulting agreement with Zephyr Equities (“ZE”), a company owned and operated by a significant shareholder and former director of the Company, under which ZE manages corporate organizational matters and day-to-day operations of the Company for $3,500 per month plus travel and expense reimbursements. This contract was renewed September 1, 2014 for a one-year period with a one-year automatic extension. The Company incurred a total expense of $116,450 and $49,375 with these consultants during the year ended June 30, 2015 and the period of December 12, 2013 (inception) to June 30, 2014, respectively, of which $57,000 and $8,800 were outstanding at June 30, 2015 and 2014, respectively.

In June 2014, the Company purchased an equity investment in Allotrope Sciences Corporation, a company controlled by the Company’s President and CEO (see NOTE 3).

