Form 10-Q
period 2015-09-30
Knowledge Machine International, Inc.
filed 2015-11-23
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 20, 2015, was 47,625,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Knowledge Machine International, Inc.

Consolidated Balance Sheets

September 30, 2015 and June 30, 2015

(Unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current Assets
Cash	$26,328	$50,744
Prepaid Expenses	8,236	9,119
Total Current Assets	34,564	59,863

TOTAL ASSETS	$34,564	$59,863

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$16,083	$8,274
Accounts Payable - Related Party	82,000	57,000
Total Current Liabilities	98,083	65,274

TOTAL LIABILITIES	98,083	65,274

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par; 1,000,000 shares authorized;
None issued and outstanding	–	–
Common Stock, $0.001 par; 200,000,000 shares authorized;
47,625,000 issued and 43,290,666	47,625	47,625
outstanding at September 30, 2015
47,625,000 issued and 43,040,666
outstanding at June 30, 2015
Additional Paid-In Capital	512,125	512,125
Retained Earnings (Deficit)	(623,269)	(565,161)
Total Stockholders' Equity (Deficit)	(63,519)	(5,411)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$34,564	$59,863

The accompanying notes are an integral part of these financial statements.

Knowledge Machine International, Inc.

Consolidated Statements of Operations

Three Months Ended September 30, 2015 and 2014 (Restated)

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
		(Restated)
REVENUE	$–	$–

EXPENSES
General & Administrative	58,112	65,126
Total Expenses	58,112	65,126

OTHER INCOME (EXPENSE)
Interest Expense	–	(252)
Interest Income	4	86
Total Other Income (Expense)	4	(166)

INCOME (LOSS) BEFORE INCOME TAXES	(58,108)	(65,292)

Current Income Tax Expense	–	–

Deferred Income Tax Expense	–	–

Net Income (Loss)	$(58,108)	$(65,292)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	47,625,000	45,229,620

The accompanying notes are an integral part of these financial statements.

Knowledge Machine International, Inc.

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
		(Restated)
OPERATING ACTIVITIES
Net Income (Loss)	$(58,108)	$(65,292)
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Stock Compensation	250	3,834
Change in assets and liabilities:
Decrease in Prepaid Expenses	633	–
Increase (Decrease) in Accounts Payable	7,809	(10,717)
Increase (Decrease) in Accounts Payable - Related Party	25,000	(50)
(Decrease) in Accrued Interest	–	(600)
NET CASH USED BY OPERATING ACTIVITIES	(24,416)	(72,825)

INVESTING ACTIVITIES
Purchase of Licensing Options	–	(75,000)
(Increase) in Cash in Escrow	–	(700)
NET CASH USED BY INVESTING ACTIVITIES	–	(75,700)

FINANCING ACTIVITIES
Increase in Deferred Offering Costs	–	(14,919)
Repayment of Notes Payable	–	(75,000)
NET CASH USED BY FINANCING ACTIVITIES	–	(89,919)

NET CASH DECREASE FOR PERIOD	(24,416)	(238,444)
CASH AT BEGINNING OF PERIOD	50,744	461,285
CASH AT END OF PERIOD	$26,328	$222,841

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$–	$852
Income Taxes	$–	$–
Supplemental Schedule of Noncash Investing and Financing Activities:
For the three months ended September 30, 2015
250,000 shares previously issued to a Director at $0.001 per share vested during the period.
For the three months ended September 30, 2014
Of $650,000 in notes payable, $75,000 was repaid and $575,000 was converted to 2,875,000 shares of capital stock
1,000,000 shares issued to a Director at $0.001 per share. Of these, 250,000 vested during the period and 750,000 are unvested.
250,000 shares previously issued for Board Services at $0.001 per share were cancelled during the period.

The accompanying notes are an integral part of these financial statements.

KNOWLEDGE MACHINE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and June 30, 2015 and for the three months ended September 30, 2015 and 2014 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the June 30, 2015 audited financial statements and notes thereto. The results of operations for the three months ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at September 30, 2015 or June 30, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended September 30, 2015 and 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2015 or June 30, 2015. All tax years starting with 2013 are open for examination.

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

Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

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

These long-term investments are carried at cost until disposed of or until written down due to impairment. Impairment is tested annually at the individual security level (or more often if an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment). An investment is deemed impaired when its fair value is less than its book carrying value. During the periods ended September 30, 2015 and 2014, no impairment losses were recorded.

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Deferred Stock Offering Costs – Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering in additional paid in capital. In the event a stock offering is unsuccessful, the costs related to the offering will be written off directly to expense.

Reclassification – Certain prior year amounts have been reclassified for consistency with the current period presentation. The Company has concluded that it was appropriate to classify Deferred Compensation, representing unvested stock issued to management and consultants, as a Prepaid Expense rather than Equity. Accordingly, the Company has revised the classification to report Deferred Compensation under the Current Asset Prepaid Expenses captain on the Consolidated Balance Sheets. This change in classification does not affect the previously reported Consolidated Statements of Operations or Cash Flows.

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

NOTE 3 – Other Assets

Allotrope Sciences Corporation

In June 2014, the Company entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation controlled by the Company’s President and CEO, to purchase 12% of the total number of shares of Allotrope’s common stock for $150,000. Three payment installments of $50,000 each were due within 10, 30 and 90 business days of the signing of the agreement on June 23, 2014, on which dates 4% increments of Allotrope’s common stock were deliverable to the Company. The first payment of $50,000 was made and 4% of Allotrope stock was delivered to the Company prior to June 30, 2014. The two remaining payments totaling $100,000 were included as liabilities on the Company’s balance sheet and the full agreement amount of $150,000 was impaired to $0 at June 30, 2014. The liability and corresponding impairment loss have been removed from the Company’s consolidated financial statements retroactively due to non-performance by both parties on the second and third installments as of June 30, 2014 (See NOTE 6). Performance did not occur subsequently, and on October 14, 2014, the Company and Allotrope rescinded the original agreement. The companies are in the process of renegotiating the transaction, with the intent that the $50,000 would be used towards future joint venture activities.

Score Technologies, Inc.

On July 8, 2014, the Company and Score Technologies, Inc. entered into a Subscription Agreement for the purchase of 100,000 shares of common stock of Score (the “Shares”) by the Company for the sum of $50,000. The Company paid the $50,000, but never received the Shares. On August 4, 2014, the Company and Score entered into a Rescission Agreement whereby all transactions contemplated by the Option Agreement, as disclosed below, were rescinded. The parties also agreed that Score would retain the $50,000 payment made by the Company pursuant to the Option Agreement and apply the payment to the first payment required to be made by the Company to Score in connection with the first license agreement between the parties. In addition, the parties agreed that if a license agreement was not entered into by February 15, 2015, Score would be required to repay to the Company the $50,000 payment, in cash, by no later than February 18, 2015. At June 30, 2015, the Company determined to terminate their dealings with Score due to Score’s nonperformance, and impaired the deposit to $0. As of September 30, 2015, the cash had not been returned.

On July 2, 2014, the Company entered into an Option Agreement with Score wherein the Company paid a total of $25,000 for the option of entering into a license agreement. On January 6, 2015, the Company sent a letter to Score notifying Score that it is terminating the exclusive option to enter into a license agreement for India and demanding return of the $25,000 paid to Score. The termination of the option was based upon Score’s failure to produce to the Company the consumer marketable SCOREISPAPP referred to in the agreement. At June 30, 2015, the Company impaired the deposit to $0, and at September 30, 2015, the $25,000 had not been returned.

NOTE 4 – Stockholders’ Equity

Common Stock

The Company has authorized 200,000,000 shares of common stock, $.001 par value.

In February, March and April 2014, the Company issued 22,500,000 shares to officers and investors for cash of $22,500, or $0.001 per share.

On April 22, 2014, the Company issued 11,500,000 shares of the Company’s common stock to the Company’s Science Advisory Board members as noncash compensation for services to be rendered valued at $11,500 or $0.001 per share. Of these shares, 3,831,999 (valued at $3,832) vested during the period ended June 30, 2014 and 7,668,001 (valued at $7,668) remained unvested and were reflected as prepaid expenses as of June 30, 2014. On August 13, 2014, 250,000 shares previously issued to a Science Advisory Board member were cancelled, 83,000 of which had previously vested and 167,000 were unvested. The shares were valued at $0.001, or $250. An additional 3,666,667 shares (valued at $3,667) vested during the three months ended September 30, 2014 and 3,834,334 (valued at $3,834) remain unvested and are reflected as prepaid expenses as of September 30, 2015.

On July 29, 2014, $575,000 of convertible notes payable was extinguished via issuance of 2,875,000 shares of common stock at a rate of $0.20 per share. The shares were recorded at $0.001, or $2,875. The balance of $572,125 was recorded as additional paid in capital.

On August 25, 2014, the Company issued 1,000,000 shares of common stock to a Director. The shares were valued at $0.001, or $1,000. Of these shares, 250,000 (valued at $250) vested during the quarter ended September 30, 2014 and another 250,000 (valued at $250) vested during the quarter ended September 30, 2015. 500,000 (valued at $500) remain unvested. 250,000 shares will vest each year on August 25 in 2016 and 2017 as long as the individual remains as a Director of the Company. The unvested shares are reflected as prepaid expenses at September 30, 2015.

On October 22, 2014, the Company issued 1,000,000 shares of common stock as part of a reorganization of the Company.

On November 10, 2014, a ten-for-one forward stock split occurred on 1,000,000 shares of Songbird Development, Inc. acquired in the reverse merger and reorganization (see NOTE 1), resulting in an additional 9,000,000 shares being issued. The split has been retroactively applied to all periods presented and does not affect any of the stock issuances described above.

Deferred Compensation

During the period ended June 30, 2014, 11,500,000 shares of common stock were issued to the Company’s Science Advisory Board members at $0.001 per share. The unvested portion of the shares at June 30, 2014 (7,668,001 unvested shares) increased prepaid expenses by $7,668. During the three months ended September 30, 2014, 167,000 of the unvested shares were cancelled, and an additional 3,666,667 shares vested. The unvested number of shares at September 30, 2015 is 3,834,334, representing prepaid expenses of $3,834.

During the three months ended September 30, 2014, 1,000,000 shares of common stock were issued to a Director at $0.001 per share. The unvested portion of the shares at September 30, 2015 (500,000 unvested shares) increased prepaid expenses by $500.

As of September 30, 2015, the balance of unvested compensation cost expected to be recognized is $4,334 and is recorded as a prepaid expense on the Consolidated Balance Sheets. The unvested compensation is expected to be recognized over the weighted average period of approximately two years (through August 25, 2017).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at September 30, 2015.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ending September 30, 2015 and 2014:

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Loss from continuing operations available to common stockholders (numerator)	$(58,108)	$(65,292)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	47,625,000	36,229,620

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 6 – Restatement

As explained in NOTE 3 above, in June 2014, the Company entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation, to purchase 12% of the total number of shares of Allotrope’s common stock for $150,000 in three installments during the course of June through September 2014. The liability of $100,000 and corresponding impairment loss originally recorded at June 30, 2014 and perpetuated through September 30, 2014 have been removed from the Company’s consolidated financial statements retroactively due to absence of full performance of the original contract at June 30, 2014. Liabilities for the second and third installments were not incurred and corresponding investment assets not realizable at June 30, 2014, but rather were stock purchase commitments requiring disclosure only until performance occurred on the dates specified in the contract. Although the Company did incur the remaining liability totaling $100,000 for the second and third installments at September 30, 2014 pursuant to the terms of the original agreement, the Company never received the accompanying Allotrope shares and other events that gave rise to the agreement’s official rescission on October 14, 2014 existed prior to September 30, 2014. Thus, the rescission qualifies as a recognized subsequent event, which requires removal of the $100,000 liability at September 30, 2014 via restatement.

The table below shows the effects of the September 30, 2014 restatement. Since the impairment loss was originally recorded during the year ended June 30, 2014, only the September 30, 2014 balance sheet is affected by the restatement. There is no change in any statement of operations line items or net loss per share.

	Amount as
	Originally	Restatement	Restated
	Filed	Adjustment	Amount
As of September 30, 2014
Due to Allotrope	$100,000	$(100,000)	$–
Accumulated deficit	(351,118)	100,000	(251,118)

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose.

NOTE 8 – Related Party Transactions

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

The Company incurred a total expense of $30,150 with these consultants and made repayments of $5,150 during the three months ended September 30, 2015 (net increase of $25,000), and incurred a total expense of $55,013 with these consultants and made repayments of $55,063 during the three months ended September 30, 2014 (net decrease of $50). Of the expenses incurred, $82,000 and $57,000 were outstanding at September 30, 2015 and June 30, 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2015, and our interim financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A – Risk Factors as disclosed in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 13, 2015.

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

Plan of Operations

Since its founding, Knowledge Machine has been involved in several activities both on an organizational front as well as the business development front. Organizationally, Knowledge Machine has created a Science Advisory Board that combines international business experience with high level science and technology expertise. Additionally, Knowledge Machine has been in close contact with regional development authorities in various states to see if there are potential teaming opportunities that take advantage of regional development funding or incentives. On the business development front, in addition to the ARMS project, Knowledge Machine together with its Science Advisory Board has reviewed dozens of potential technologies for future licensing or joint venture activities upon future funding. Examples of these technologies include, but are not limited to:

•	A new brain-wave based MMI – Man Machine Interface – that could be used for a wide range of applications;
•	A weather prediction model and system that significantly outperforms current models in the critical time period from 14 days to a year in advance;
•	New superenergetic materials for various defense applications;
•	A 2.5D printing process, i.e. 2-D plus relief, that has applications to fine art printing;
•	A spectrometric diagnostic method for analyzing blood samples for evidence of traumatic brain injury, or TBI;
•	A new super-elastic materials technology; and
•	An advanced explosives technology for mining.

These various discussions and a multitude of additional discussions not specifically referenced herein did not result in any material or definitive business agreements.

We are presently reviewing several possible transactions which could result in the merging of the Company with other business entities. As of the date of this filing there are no definitive business agreements that have resulted from these discussions and possible letters of intent. Depending on the specifics of each possible transaction, it is anticipated that additional funds will be needed and will be raised through sale of the Company’s equity. At this time management does not have a specific target number as to the funds that will be raised as this number depends greatly on which potential transaction will be finalized and will lead to a definitive business agreement.

Results of Operations –Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Gross Revenue. Gross revenue for the three months ended September 30, 2015 and 2014 was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2015 totaled $58,112, a 10.8% decrease compared to general and administrative expenses of $65,126 for the three months ended September 30, 2014. Management believes that general and administrative expenses will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Net Loss. For the reasons stated above, our net loss for the three months ended September 30, 2015 was $58,108, compared to net loss of $65,292 during the three months ended September 30, 2014. Management anticipates that the Company will experience significant losses from operations during the startup phase of its new business venture.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $26,328 and prepaid expenses of $8,236, which is comprised of prepaid insurance and unvested stock issued to directors and Science Advisory Board members as prepayment for future services. We had current liabilities of $98,083 consisting of accounts payable and accounts payable-related parties. We had a working capital deficit of $63,519.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We had ongoing operations during the period from December 12, 2013 (date of inception) to September 30, 2015 with an accumulated deficit of $623,269.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 12, 2015, the Securities and Exchange Commission (the “Commission”) notified the Company that the Commission had concluded its investigation as to Songbird Development, Inc., now known as Knowledge Machine International, Inc., and that it did not intend to recommend an enforcement action by the Commission against the Company. The notification also stated that, pursuant to Commission Release 5310, the notice must in no way be construed as indicating that the party has been exonerated or that no action my ultimately result from the staff’s investigation.

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on October 13, 2015.

Item 5. Other Information

On October 19, 2015, the board of directors of the Company approved, through unanimous written consent, amendments to the Articles of Incorporation of the Company, as amended (the “Amendments”). The first amendment to the amended Articles which was approved by the board was adding an Article XIX which would read as follows:

The Corporation expressly opts-out of, and elects not to be governed by, the "Combinations with Interested Stockholders" provisions contained in NRS §§ 78.411 through 78.444, inclusive—all as permitted under NRS § 78.434.

The second amendment to the amended Articles which was approved by the board was a 1:6.469 reverse stock split of the outstanding shares of Common Stock of the Company.

On October 20, 2015, the Company received written consents from shareholders representing 26,857,000 of 47,625,000 votes outstanding (56.39%) approving the Amendments.

Implementation of the Amendments was later abandoned by the board of directors.

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

Knowledge Machine International, Inc.

Date: November 23, 2015	By	/s/ Vivek R. Dave
Vivek R. Dave, Ph.D., Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

