Form 10-Q
period 2015-12-31
Knowledge Machine International, Inc.
filed 2016-02-16
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock on February 16, 2016, was 47,625,000.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Knowledge Machine International, Inc.

Consolidated Balance Sheets

December 31, 2015 and June 30, 2015
(Unaudited)

	December 31, 2015	June 30, 2015

ASSETS
Current Assets
Cash	$1,829	$50,744
Prepaid Expenses	5,494	9,119
Total Current Assets	7,323	59,863

TOTAL ASSETS	$7,323	$59,863

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$23,105	$8,274
Accounts Payable - Related Party	110,500	57,000
Total Current Liabilities	133,605	65,274

TOTAL LIABILITIES	133,605	65,274

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par; 1,000,000 shares authorized; None issued and outstanding	–	–
Common Stock, $0.001 par; 200,000,000 shares authorized; 47,625,000 issued and 43,290,666 outstanding at December 31, 2015, 47,625,000 issued and 43,040,666 outstanding at June 30, 2015	47,625	47,625
Additional Paid-In Capital	512,125	512,125
Retained Earnings (Deficit)	(686,032)	(565,161)
Total Stockholders' Equity (Deficit)	(126,282)	(5,411)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,323	$59,863

Knowledge Machine International, Inc.

Consolidated Statements of Operations

Three and Six Months Ended December 31, 2015 and 2014

(Unaudited)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014

REVENUE	$–	$–	$–	$–

EXPENSES
General & Administration	62,763	93,515	120,875	158,641
Total Expenses	62,763	93,515	120,875	158,641

OTHER INCOME (EXPENSE)
Interest Expense	–	–	–	(252)
Interest Income	–	43	4	129
Total Other Income (Expense)	–	43	4	(123)

INCOME (LOSS) BEFORE INCOME TAXES	(62,763)	(93,472)	(120,871)	(158,764)

Current Income Tax Expense	–	–	–	–

Deferred Income Tax Expense	–	–	–	–

Net Income (Loss)	$(62,763)	$(93,472)	$(120,871)	$(158,764)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	47,625,000	43,375,000	47,625,000	39,802,310

Knowledge Machine International, Inc.

Consolidated Statements of Cash Flows

Six Months Ended December 31, 2015 and 2014

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES
Net Income (Loss)	$(120,871)	$(158,764)
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Stock Compensation	250	3,834
Change in assets and liabilities:
Decrease in Prepaid Expenses	3,375	–
Increase in Accounts Payable	14,831	8,381
Increase in Accounts Payable - Related Party	53,500	5,200
(Decrease) in Accrued Interest	–	(600)
NET CASH USED BY OPERATING ACTIVITIES	(48,915)	(141,949)

INVESTING ACTIVITIES
Purchase of Licensing Options	–	(75,000)
NET CASH USED BY INVESTING ACTIVITIES	–	(75,000)

FINANCING ACTIVITIES
Repayment of Notes Payable	–	(75,000)
Increase in Deferred Stock Offering Costs	–	(14,919)
NET CASH USED BY FINANCING ACTIVITIES	–	(89,919)

NET CASH DECREASE FOR PERIOD	(48,915)	(306,868)

CASH AT BEGINNING OF PERIOD	50,744	461,285

CASH AT END OF PERIOD	$1,829	$154,417

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$–	$852
Income Taxes	$–	$–

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended December 31, 2015

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

KNOWLEDGE MACHINE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

In October 2014, the Company entered into and closed a stock purchase agreement wherein the shareholders of the Company became the controlling shareholders of a public company, Songbird Development, Inc. The Company has assumed the public reporting obligations of the public company.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2015 and June 30, 2015 and for the three and six months ended December 31, 2015 and 2014 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the June 30, 2015 audited financial statements and notes thereto. The results of operations for the periods ended December 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at December 31, 2015 or June 30, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2015 and 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2015 or June 30, 2015. All tax years starting with 2013 are open for examination.

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

These long-term investments are carried at cost until disposed of or until written down due to impairment. Impairment is tested annually at the individual security level (or more often if an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment). An investment is deemed impaired when its fair value is less than its book carrying value. During the periods ended December 31, 2015 and 2014, no impairment losses were recorded.

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

NOTE 3 – Other Assets

Allotrope Sciences Corporation

In June 2014, the Company entered into a Stock Purchase Agreement with Allotrope Sciences Corporation, a Delaware corporation controlled by the Company’s President and CEO, to purchase 12% of the total number of shares of Allotrope’s common stock for $150,000. Three payment installments of $50,000 each were due within 10, 30 and 90 business days of the signing of the agreement on June 23, 2014, on which dates 4% increments of Allotrope’s common stock were deliverable to the Company. The first payment of $50,000 was made and 4% of Allotrope stock was delivered to the Company prior to June 30, 2014. The payment was initially recorded as a cost-method investment and impaired to $0 at June 30, 2014. The two remaining payments totaling $100,000 were never made and corresponding stock never issued, and on October 14, 2014, the Company and Allotrope rescinded the original agreement. The companies are in the process of renegotiating the transaction, with the intent that the $50,000 would be used towards future joint venture activities.

Score Technologies, Inc.

On July 8, 2014, the Company and Score Technologies, Inc. entered into a Subscription Agreement for the purchase of 100,000 shares of common stock of Score (the “Shares”) by the Company for the sum of $50,000. The Company paid the $50,000, but never received the Shares. On August 4, 2014, the Company and Score entered into a Rescission Agreement whereby all transactions contemplated by the Option Agreement, as disclosed below, were rescinded. The parties also agreed that Score would retain the $50,000 payment made by the Company pursuant to the Option Agreement and apply the payment to the first payment required to be made by the Company to Score in connection with the first license agreement between the parties. In addition, the parties agreed that if a license agreement was not entered into by February 15, 2015, Score would be required to repay to the Company the $50,000 payment, in cash, by no later than February 18, 2015. At June 30 2015, the Company determined to terminate their dealings with Score due to Score’s nonperformance, and impaired the deposit to $0. As of December 31, 2015, the cash had not been returned.

On July 2, 2014, the Company entered into an Option Agreement with Score wherein the Company paid a total of $25,000 for the option of entering into a license agreement. On January 6, 2015, the Company notified Score that it is terminating the exclusive option to enter into a license agreement for India and demanding return of the $25,000 paid to Score. The termination of the option was based upon Score’s failure to produce to the Company the consumer marketable SCOREISPAPP referred to in the agreements. At June 30, 2015, the Company impaired the deposit to $0, and at December 31, 2015, the $25,000 had not been returned.

Prepaid Expenses

Prepaid expenses consist of $4,334 in deferred stock compensation (NOTE 4) that vests according to underlying contracts, and $1,160 in prepaid insurance that is amortized ratably over the term of January 20, 2015 through January 20, 2016.

NOTE 4 – Stockholders’ Equity

Common Stock

The Company has authorized 200,000,000 shares of common stock, $.001 par value.

In February, March and April 2014, the Company issued 22,500,000 shares to officers and investors for cash of $22,500, or $0.001 per share.

On April 22, 2014, the Company issued 11,500,000 shares of the Company’s common stock to the Company’s Science Advisory Board members as noncash compensation for services to be rendered valued at $11,500 or $0.001 per share. Of these shares, 3,831,999 (valued at $3,832) vested during the period ended June 30, 2014 and 7,668,001 (valued at $7,668) remained unvested and were reflected as prepaid expenses as of June 30, 2014. On August 13, 2014, 250,000 shares previously issued to a Science Advisory Board member were cancelled, 83,000 of which had previously vested and 167,000 were unvested. The shares were valued at $0.001, or $250. An additional 3,666,667 shares (valued at $3,667) vested during the three months ended September 30, 2014 and 3,834,334 (valued at $3,834) remain unvested and are reflected as prepaid expenses as of December 31, 2015.

On July 29, 2014, $575,000 of convertible notes payable were extinguished via issuance of 2,875,000 shares of common stock at a rate of $0.20 per share. The shares were recorded at $0.001, or $2,875. The balance of $572,125 was recorded as additional paid in capital.

On August 25, 2014, the Company issued 1,000,000 shares of common stock to a Director. The shares were valued at $0.001, or $1,000. Of these shares, 250,000 (valued at $250) vested during the quarter ended September 30, 2014 and another 250,000 (valued at $250) vested during the quarter ended September 30, 2015. 500,000 (valued at $500) remain unvested. 250,000 shares will vest each year on August 25 in 2016 and 2017 as long as the individual remains as a Director of the Company. The unvested shares are reflected as prepaid expenses at December 31, 2015.

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

Deferred Compensation

During the period ended June 30, 2014, 11,500,000 shares of common stock were issued to the Company’s Science Advisory Board members at $0.001 per share. The unvested portion of the shares at June 30, 2014 (7,668,001 unvested shares) increased prepaid expenses by $7,668. During the three months ended September 30, 2014, 167,000 of the unvested shares were cancelled, and an additional 3,666,667 shares vested. The unvested number of shares at December 31, 2015 is 3,834,334, representing prepaid expenses of $3,834.

During the three months ended September 30, 2014, 1,000,000 shares of common stock were issued to a Director at $0.001 per share. The unvested portion of the shares at December 31, 2015 (500,000 unvested shares) increased prepaid expenses by $500.

As of December 31, 2015, the balance of unvested compensation cost expected to be recognized is $4,334 and is recorded as a prepaid expense on the Consolidated Balance Sheets. The unvested compensation is expected to be recognized over the weighted average period of approximately two years (through August 25, 2017).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at December 31, 2015.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ending December 31, 2015 and 2014:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	12-31-15	12-31-14	12-31-15	12-31-14
Loss from continuing operations available to common stockholders (numerator)	$(62,763)	$(93,472)	$(120,871)	$(158,764)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	47,625,000	43,375,000	47,625,000	39,802,310

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

NOTE 7 - Related Party Transactions

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

The Company incurred a total expense of $61,125 with these consultants and made repayments of $7,625 during the six months ended December 31, 2015 (net increase of $53,500) and incurred a total expense of $64,625 with these consultants and made repayments of $59,425 during the six months ended December 31, 2014 (net increase of $5,200). Of the expenses incurred, $110,500 and $57,000 were outstanding at December 31, 2015 and June 30, 2015, respectively.

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

Plan of Operations

Since its founding, Knowledge Machine has been involved in several activities both on an organizational front as well as the business development front. Organizationally, Knowledge Machine has created a Science Advisory Board that combines international business experience with high level science and technology expertise. Additionally, Knowledge Machine has been in close contact with regional development authorities in various states to see if there are potential teaming opportunities that take advantage of regional development funding or incentives. On the business development front, Knowledge Machine together with its Science Advisory Board has reviewed dozens of potential technologies for future licensing or joint venture activities upon future funding. Examples of these technologies include, but are not limited to:

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

Results of Operations –Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Gross Revenue. Gross revenue for the three months ended December 31, 2015 and 2014 was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2015 totaled $62,763, a 33% decrease compared to general and administrative expenses of $93,515 for the three months ended December 31, 2014. Management believes that general and administrative expenses will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Net Loss. For the reasons stated above, our net loss for the three months ended December 31, 2015 was $62,763, compared to net loss of $93,472 during the three months ended December 31, 2014. Management anticipates that the Company will experience significant losses from operations during the startup phase of its new business venture.

Results of Operations –Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014

Gross Revenue. Gross revenue for the six months ended December 31, 2015 and 2014 was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2015 totaled $120,875, a 24% decrease compared to general and administrative expenses of $158,641 for the six months ended December 31, 2014. Management believes that general and administrative expenses will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Net Loss. For the reasons stated above, our net loss for the six months ended December 31, 2015 was $120,871, compared to net loss of $158,764 during the six months ended December 31, 2014. Management anticipates that the Company will experience significant losses from operations during the startup phase of its new business venture.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $1,829 and prepaid expenses of $5,494, which is comprised of prepaid insurance and unvested stock issued to directors and Science Advisory Board members as prepayment for future services. We had current liabilities of $133,605 consisting of accounts payable and accounts payable-related parties. We had a working capital deficit of $126,282.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We had ongoing operations during the period from December 12, 2013 (date of inception) to December 31, 2015 with an accumulated deficit of $686,032.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Knowledge Machine International, Inc.

Date: February 16, 2016	By	/s/ Vivek R. Dave
Vivek R. Dave, Ph.D., Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

