Form 10-Q
period 2016-03-31
Knowledge Machine International, Inc.
filed 2016-05-16
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on May 16, 2016, was 47,625,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Knowledge Machine International, Inc.

Consolidated Balance Sheets

March 31, 2016 and June 30, 2015

(Unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current Assets
Cash	$134	$50,744
Prepaid Expenses	9,502	9,119
Total Current Assets	9,636	59,863

TOTAL ASSETS	$9,636	$59,863

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$31,104	$8,274
Accounts Payable - Related Party	151,014	57,000
Total Current Liabilities	182,118	65,274

TOTAL LIABILITIES	182,118	65,274

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par; 1,000,000 shares authorized; None issued and outstanding	–	–
Common Stock, $0.001 par; 200,000,000 shares authorized; 47,625,000 issued and 43,290,666 outstanding at March 31, 2016, 47,625,000 issued and 43,040,666 outstanding at June 30, 2015	47,625	47,625
Additional Paid-In Capital	512,125	512,125
Retained Earnings (Deficit)	(732,232)	(565,161)
Total Stockholders' Equity (Deficit)	(172,482)	(5,411)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,636	$59,863

Knowledge Machine International, Inc.

Consolidated Statements of Operations

Three and Nine Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015

REVENUE	$–	$–	$–	$–

EXPENSES
General & Administration	46,200	90,165	167,075	248,806
Total Expenses	46,200	90,165	167,075	248,806

OTHER INCOME (EXPENSE)
Interest Expense	–	–	–	(252)
Interest Income	–	23	4	152
Total Other Income (Expense)	–	23	4	(100)

INCOME (LOSS) BEFORE INCOME TAXES	(46,200)	(90,142)	(167,071)	(248,906)

Current Income Tax Expense	–	–	–	–

Deferred Income Tax Expense	–	–	–	–

Net Income (Loss)	$(46,200)	$(90,142)	$(167,071)	$(248,906)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	47,625,000	47,625,000	47,625,000	42,371,807

Knowledge Machine International, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2016 and 2015

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net Income (Loss)	$(167,071)	$(248,906)
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Stock Compensation	250	3,834
Change in assets and liabilities:
Increase in Prepaid Expenses	(633)	–
Increase in Accounts Payable	22,830	22,855
Increase in Accounts Payable - Related Party	94,014	13,700
(Decrease) in Accrued Interest	–	(600)
NET CASH USED BY OPERATING ACTIVITIES	(50,610)	(209,117)

INVESTING ACTIVITIES	–	(75,000)
NET CASH USED BY INVESTING ACTIVITIES	–	(75,000)

FINANCING ACTIVITIES
Repayment of Notes Payable	–	(75,000)
Increase in Deferred Stock Offering Costs	–	(14,919)
NET CASH USED BY FINANCING ACTIVITIES	–	(89,919)

NET CASH DECREASE FOR PERIOD	(50,610)	(374,036)

CASH AT BEGINNING OF PERIOD	50,744	461,285

CASH AT END OF PERIOD	$134	$87,249

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$–	$852
Income Taxes	$–	$–

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended March 31, 2016

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

3,666,667 shares previously issued to a Director at $0.001 per share vested during the period

250,000 shares previously issued for Board Services at $0.001 per share were cancelled during the period

KNOWLEDGE MACHINE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and June 30, 2015 and for the three and nine months ended March 31, 2016 and 2015 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the June 30, 2015 audited financial statements and notes thereto. The results of operations for the period ended March 31, 2016 is not necessarily indicative of the operating results for the full year.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” at the date of inception on December 12, 2013. As a result of the implementation of ASC Topic No. 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2016 or June 30, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended March 31, 2016 and 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2016 or June 30, 2015. All tax years starting with 2013 are open for examination.

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

Equity instruments issued other than to employees are recorded on the basis of the fair value of the instruments, as required by ASC Topic No. 505, “Equity Based Payments to Non-Employees.” In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2015-01 contain technical corrections to existing guidance or affect guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has adopted the provisions of ASU No. 2014-10 “Development Stage Entities” which generally removes the requirements for added disclosures about development stage activities.

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

Score Technologies, Inc.

On July 8, 2014, the Company and Score Technologies, Inc. entered into a Subscription Agreement for the purchase of 100,000 shares of common stock of Score (the “Shares”) by the Company for the sum of $50,000. The Company paid the $50,000, but never received the Shares. On August 4, 2014, the Company and Score entered into a Rescission Agreement whereby all transactions contemplated by the Option Agreement, as disclosed below, were rescinded. The parties also agreed that Score would retain the $50,000 payment made by the Company pursuant to the Option Agreement and apply the payment to the first payment required to be made by the Company to Score in connection with the first license agreement between the parties. In addition, the parties agreed that if a license agreement was not entered into by February 15, 2015, Score would be required to repay to the Company the $50,000 payment, in cash, by no later than February 18, 2015. At June 30 2015, the Company determined to terminate their dealings with Score due to Score’s nonperformance, and impaired the deposit to $0. As of March 31, 2016, the $50,000 had not been returned.

On July 2, 2014, the Company entered into an Option Agreement with Score wherein the Company paid a total of $25,000 for the option of entering into a license agreement. On January 6, 2015, the Company notified Score that it is terminating the exclusive option to enter into a license agreement for India and demanding return of the $25,000 paid to Score. The termination of the option was based upon Score’s failure to produce to the Company the consumer marketable SCOREISPAPP referred to in the agreements. At June 30, 2015, the Company impaired the deposit to $0, and at March 31, 2016, the $25,000 had not been returned.

Prepaid Expenses

Prepaid expenses consist of $4,334 in deferred stock compensation (NOTE 4) that vests according to underlying contracts, and $5,168 in prepaid insurance that is amortized ratably over the term of January 20, 2016 through January 20, 2017.

NOTE 4 – Stockholders’ Equity

Common Stock

The Company has authorized 200,000,000 shares of common stock, $0.001 par value.

In February, March and April 2014, the Company issued 22,500,000 shares to officers and investors for cash of $22,500, or $0.001 per share.

On April 22, 2014, the Company issued 11,500,000 shares of the Company’s common stock to the Company’s Science Advisory Board members as noncash compensation for services to be rendered valued at $11,500 or $0.001 per share. Of these shares, 3,831,999 (valued at $3,832) vested during the period ended June 30, 2014 and 7,668,001 (valued at $7,668) remained unvested and were reflected as prepaid expenses as of June 30, 2014. On August 13, 2014, 250,000 shares previously issued to a Science Advisory Board member were cancelled, 83,000 of which had previously vested and 167,000 were unvested. The shares were valued at $0.001, or $250. An additional 3,666,667 shares (valued at $3,667) vested during the three months ended September 30, 2014 and 3,834,334 (valued at $3,834) remain unvested and are reflected as prepaid expenses as of March 31, 2016.

On July 29, 2014, $575,000 of convertible notes payable were extinguished via issuance of 2,875,000 shares of common stock at a rate of $0.20 per share. The shares were recorded at $0.001, or $2,875. The balance of $572,125 was recorded as additional paid in capital.

On August 25, 2014, the Company issued 1,000,000 shares of common stock to a Director. The shares were valued at $0.001, or $1,000. Of these shares, 250,000 (valued at $250) vested during the quarter ended September 30, 2014 and another 250,000 (valued at $250) vested during the quarter ended September 30, 2015. 500,000 (valued at $500) remain unvested. 250,000 shares will vest each year on August 25 in 2016 and 2017 as long as the individual remains as a Director of the Company. The unvested shares are reflected as prepaid expenses at March 31, 2016.

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

Deferred Compensation

During the period ended June 30, 2014, 11,500,000 shares of common stock were issued to the Company’s Science Advisory Board members at $0.001 per share. The unvested portion of the shares at June 30, 2014 (7,668,001 unvested shares) increased prepaid expenses by $7,668. During the three months ended September 30, 2014, 167,000 of the unvested shares were cancelled, and an additional 3,666,667 shares vested. The unvested number of shares at March 31, 2016 is 3,834,334, representing prepaid expenses of $3,834.

During the three months ended September 30, 2014, 1,000,000 shares of common stock were issued to a Director at $0.001 per share. The unvested portion of the shares at March 31, 2016 (500,000 unvested shares) increased prepaid expenses by $500.

As of March 31, 2016, the balance of unvested compensation cost expected to be recognized is $4,334 and is recorded as a prepaid expense on the Consolidated Balance Sheets. The unvested compensation is expected to be recognized over the weighted average period of approximately two years (through August 25, 2017).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at March 31, 2016.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ending March 31, 2016 and 2015:

	Three Months Ended 03-31-16	Three Months Ended 03-31-15	Nine Months Ended 03-31-16	Nine Months Ended 03-31-15
Loss from continuing operations available to common stockholders (numerator)	$(46,200)	$(90,142)	$(167,071)	$(248,906)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	47,625,000	47,625,000	47,625,000	42,371,807

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

NOTE 7 – Related Party Transactions

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

The Company incurred a total expense of $92,925 with these consultants and made repayments of $10,100 during the nine months ended March 31, 2016. In addition, these consultants paid expenses of $11,189 on behalf of the Company for a net increase of $94,014. The Company incurred a total expense of $89,708 with these consultants and made repayments of $76,008 during the nine months ended March 31, 2015 (net increase of $13,700). Of the expenses incurred, $151,014 and $57,000 were outstanding at March 31, 2016 and June 30, 2015, respectively.

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

Results of Operations –Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Gross Revenue. Gross revenue for the three months ended March 31, 2016 and 2015 was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2016 totaled $46,200, a 49% decrease compared to general and administrative expenses of $90,165 for the three months ended March 31, 2015. Management believes that general and administrative expenses will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Net Loss. For the reasons stated above, our net loss for the three months ended March 31, 2016 was $46,200, compared to net loss of $90,142 during the three months ended March 31, 2015. Management anticipates that the Company will experience significant losses from operations during the startup phase of its new business venture.

Results of Operations –Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015

Gross Revenue. Gross revenue for the nine months ended March 31, 2016 and 2015 was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2016 totaled $167,075, a 33% decrease compared to general and administrative expenses of $248,806 for the nine months ended March 31, 2015. Management believes that general and administrative expenses will increase significantly with the Company’s new business venture, particularly for professional, legal, and accounting fees going forward.

Net Loss. For the reasons stated above, our net loss for the nine months ended March 31, 2016 was $167,071, compared to net loss of $248,906 during the nine months ended March 31, 2015. Management anticipates that the Company will experience significant losses from operations during the startup phase of its new business venture.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $134 and prepaid expenses of $9,502, which is comprised of prepaid insurance and unvested stock issued to directors and Science Advisory Board members as prepayment for future services. We had current liabilities of $182,118 consisting of accounts payable and accounts payable-related parties. We had a working capital deficit of $172,482.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We had ongoing operations during the period from December 12, 2013 (date of inception) to March 31, 2016 with an accumulated deficit of $732,232.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Knowledge Machine International, Inc.

Date: May 16, 2016	By	/s/ Vivek R. Dave
Vivek R. Dave, Ph.D., Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

