Form 10-K
period 2016-06-30
Knowledge Machine International, Inc.
filed 2016-10-13
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

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

9921 Carmel Mountain Road, Suite 118, San Diego, CA 92129

(Address of principal executive offices)

Issuer’s telephone number: (858) 215-6360

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $20,973,750 as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

At October 7, 2016, there were 118,252,712 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Knowledge Machine International, Inc., a Nevada corporation, and its consolidated subsidiary, EveryStory, Inc. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

i

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

PART I

ITEM 1. BUSINESS.

Historical Background

On September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). EveryStory offers a subscription-based service that captures, shares, and stores photos and audio in cloud. It offers the EveryStory platform, which enables users to preserve and share memories, and will initially target a Quality of Life benefit in certain patient populations, principally patients suffering from Alzheimer’s disease and dementia. As of the date of this Report, EveryStory was our only subsidiary. Additional information relating to the business and operations of EveryStory, which will become our business and operations, is given below. Prior to the closing of the EveryStory transaction, the Company was incorporated in the State of Nevada on December 27, 2012, to engage in the development and operation of a business engaged in the distribution of high end edged tools produced outside the US. We conducted this business through October 22, 2014. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”), which focused on new technologies, acquiring licensing rights to those technologies, and marketing the licensed technologies, and we sold off our edged tools business. In connection with the EveryStory transaction, we dissolved Knowledge Machine, and terminated the technology licensing and marketing operations.

Our principal offices are located at 9921 Carmel Mountain Road, Suite 118, San Diego, CA 92129.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

Acquisition of EveryStory and Change of Management

Entry into Amended and Restated Acquisition and Share Exchange Agreement; Completion of Acquisition of Assets

On September 21, 2016, we entered into an Amended and Restated Acquisition and Share Exchange Agreement (the “A&R Agreement”) with EveryStory and each of its shareholder (the “Shareholders”), and closed the acquisition (the “Acquisition”) of the ownership of EveryStory (the “Closing”). We had previously announced our entry into the original version of the A&R Agreement, and noted that the closing of the transaction was contingent on the completion of certain closing conditions.

Pursuant to the A&R Agreement, we acquired all of the outstanding shares of EveryStory, and agreed to issue an aggregate of 77,377,712 shares of our common stock to the EveryStory holders, with the understanding that an additional 45,247,288 shares were to be reserved for issuance to holders of EveryStory derivative securities which are convertible or exercisable into shares of EveryStory common stock (collectively, the “Exchange Shares”). Additionally, prior to Closing, the parties agreed that certain shares of our common stock were to be returned to us for cancellation, resulting in our current shareholders owning an aggregate of 40,875,000 shares of our common stock immediately prior to the Closing.

Pursuant to the A&R Agreement, the 122,625,000 Exchange Shares issued or to be issued to the EveryStory constituted 75% of the total issued and outstanding shares of our common stock, and our legacy shareholders (who were the owners of our common stock immediately prior to the Closing) owned an aggregate of 40,875,000 shares, which constituted 25% of the total outstanding our common stock.

Management of both parties agreed, and the A&R Agreement provides, that following the Closing, we would conduct a reverse stock split (discussed in more detail below), following which the outstanding shares of our Series A Preferred Stock would convert into a total of 8,000,000 shares of post-reverse-split common stock. Following such conversion, the EveryStory owners will own or have the right to receive shares of our common stock equal to 60% of the then-outstanding shares of our common stock, and our legacy shareholders will own shares of our common stock equal to 40% of the then-outstanding shares of our common stock, consisting of 8,000,000 shares of our common stock issued on conversion of our Series A Preferred Stock (20%) and 8,000,000 shares of our common stock owned by the our other legacy shareholders (20%).

As a result of the Closing of the A&R Agreement, EveryStory became our wholly owned subsidiary. Additionally (as discussed more fully below), our directors and officers immediately prior to the Closing appointed the EveryStory management to become our new officers and directors, and then resigned from their positions with us. In addition, we terminated our pre-Closing business operations and agreed to dissolve our other wholly owned subsidiary, Knowledge Machine.

There was no relationship between us and EveryStory or their principals or affiliates prior to the negotiation of the original agreement and the A&R Agreement.

Share Ownership Following Closing

Prior to Closing, we had 40,875,000 shares of our common stock outstanding. Upon Closing, we issued an aggregate of 77,377,712 shares of our common stock to the then current shareholders of EveryStory. Additionally, at Closing, EveryStory had options to issue a total of 600,000 shares of its common stock, and convertible debt securities that would be convertible into 672,533 shares of EveryStory’s common stock. In connection with the Closing, we agreed to reserve an aggregate of 45,247,288 shares of our common stock for issuance in connection with the future exchange of shares of EveryStory common stock issued upon exercise of EveryStory options or conversion of EveryStory convertible debt securities.

Changes in Management

In connection with the Closing, Edward Cox, David Keene, and Larry Morgan were appointed as new members of our Board of Directors by the then-existing members of our Board of Directors, and Edward Cox was appointed as our Chief Executive Officer. Immediately following the appointment of Messrs. Cox, Keene, and Morgan to the Board and Mr. Cox as the Chief Executive Officer, Vivek R. Dave and Taylor Caswell resigned all positions as members of our Board of Directors and as officers.

The resignations were agreed to by the former directors in connection with the execution of the A&R Agreement and the closing of the Acquisition. There were no disagreements between us and any of the former directors.

Business Overview

As noted above, in connection with the closing of the share exchange with EveryStory, we terminated our prior business, and intend to focus on implementing and developing the business of EveryStory as our primary business and operations.

Organization and Structure

By way of background, EveryStory, Inc., a Delaware corporation (“EveryStory” or the “Company”, or “we”, “our”, or “us”), was founded on September 5, 2013. From inception until EveryStory formally launched operations in September 2015, EveryStory was a development stage company.

Overview – The Platform

EveryStory began as a new digital image story-sharing platform (the “Platform”) that allows users to collaboratively create, preserve and share personal stories in one place. Accessible via mobile devices on both iOS and Android systems, including mobile phones and tablets, as well as, desktops, EveryStory lets users store audio and image files to a private, secure cloud-based system with the option of sharing photos and stories with other EveryStory individual users and groups. Each user selects the members of his/her group, thereby creating private, secure micro social networks.

EveryStory is also actively exploring applications of its technology within the digital healthcare markets, as discussed in more detail below.

David Keene is the Chief Technical Officer and Founder of EveryStory. In his words: “I created EveryStory after being diagnosed with colon cancer and realizing my son might never remember my voice or hear my stories. I am passionate about providing people with an innovative way to preserve and share memories forever in the most interactive way possible.” Mr. Keene was successfully treated in 2012, and is now healthy and cancer-free.

Through the EveryStory Platform, users can import photos from a computer or mobile device, photo album, or scan physical photos directly into the app using a device camera. EveryStory integrates a social network component by having activity-view functionality and by encouraging users to tag photos with people, locations, subjects or dates. EveryStory allows multiple users to record audio messages of any length on the same photos in a shared album or within a group, to create an interactive photo-album. Users can tap a tagged person’s name to hear the story that is connected to a specific photo or album.

Key components of EveryStory include:

Cloud-based Data Storage: Photos and audio stories are sent to the cloud immediately after being uploaded to the EveryStory Platform. Thus, both the photo stories and audio stories, while immediately accessible to users, are also safely stored on the cloud indefinitely.

Audio Recording: Users are able to record audio narrative and stories ranging from minutes to hours to accompany the photos naturally and organically – as if the stories were being told to a gathering of family or friends with whom the photos were being shared. Multiple users can record over one photo or a series of photos to tell the stories exactly as they as they happened and exactly how the user wants them to be heard.

Photo Importing: The EveryStory Platform allows users to import photos directly from a computer, an iOS photo album or an Android photo album. In addition, actual physical photographs can be scanned directly into the application using a device camera.

Playback Capabilities: EveryStory app users can listen to stories from the beginning, the middle or work backwards from the end. EveryStory’s proprietary playback technology allows users to enjoy photos and the stories that accompany them in virtually any way that they desire.

Collaborative Sharing: The EveryStory app allows users to create groups, large or small, family or friends or both, to enhance the users’ memories and experiences through contributed photos and stories in a private, secure sharing environment.

Designed for Mobile: Because the EveryStory app was designed for mobile platforms, it enables users to record and store life’s memorable moments as they happen and wherever the user is. The EveryStory app is available on iOS and Android.

Application of the Platform – Digital Therapeutics and Reminiscence Therapy

Digital Therapeutics

EveryStory’s technology Platform streamlines the creation of personalized digital stories, and our management is focused on the goal of becoming the first clinically-proven Digital Therapeutic technology targeting patients with Alzheimer's disease and Dementia. EveryStory already has received a US patent (issued in 2010) that broadly covers the use of EveryStory’s technology in Senior Living facilities. EveryStory is in the final stages of preparation to run a clinical trial with the University of California at San Diego (“UCSD”) showing that EveryStory is an effective anxiety reduction and quality of life therapy for those with Alzheimer’s disease or Dementia (“ADOD”).

In connection with this application of the Platform, EveryStory is focusing on the developing fields of Reminiscence Therapy and Digital Therapeutics.

Reminiscence Therapy (RT)

-	Reminiscence Therapy involves either discussing or reviewing recognizable memories from the past and helps both calm and ground dementia patients when suffering from heightened anxiety

Reminiscence Therapy (RT) involves the discussion of past activities, events and experiences with another person or group of people, usually with the aid of tangible prompts such as photographs, household and other familiar items from the past, music and archive sound recordings. Reminiscence Therapy groups may involve group meetings in which participants are encouraged to talk about past events at least once a week. RT may also involve individual sessions, in which the person is guided chronologically through life experiences, encouraged to evaluate them, and may produce a life story book. Family care-givers are increasingly involved in reminiscence therapy. Reminiscence therapy is one of the most popular psychosocial interventions in dementia care, and is highly rated by staff and participants. There is evidence to suggest that RT is also effective in improving mood in older people without dementia. Its effects on mood, cognition and well-being in dementia are less well understood.

-	EveryStory believes that one highly effective way to deliver RT to patients is through photos that bring back memories, and include voices that are familiar to them.
-	RT is a highly effective therapy for Alzheimer’s and Dementia patients. However, because it is very labor intensive, it is hard to scale to a large number of patients.

Digital Therapeutics

The term “digital therapeutics” refers to using a digital system to treat a medical condition, much as one might use a drug, a human counselor, or surgery. Digital therapeutics are used both stand-alone and in combination with conventional therapies.

-	The goal of Digital Therapeutics is to mirror an effective treatment already in use but use technology to scale it to a large patient population
-	A prime example of a successful Digital Therapeutic company is OmadaHealth, which is targeting diabetes by having people participate in a digital guided program that can delay the onset of early stage diabetes

Scale of the Markets (US)

-	The 70+ population in the US is expected to grow faster than any other age group—from 28 million in 2010 to 53 million by 2030
-	Alzheimer's and other dementias (ADOD)
o	For 2016, total payments for health care, long-term care and hospice are estimated to be $236 billion.
-	Senior Living and Long Term Care
o	The National Investment Center for the Seniors Housing & Care Industry (“NIC”) estimates expenditures for “long-term care services” between $210 and $306 billion

Annual Costs of Senior Living Care (US)

Costs required for the care ADOD patients are as much five times (average $77,381 per year) vs. someone of the same age without dementia ($15,550 per year)

Business Model

Prior to the Closing of the Acquisition transaction with KMI, EveryStory had been in negotiations with the University of California at San Diego (“UCSD”) to conduct a clinical trial to determine whether EveryStory and its Reminscence Therapy and Digital Therapeutics technology and implementation techniques are an effective in reducing anxiety and as part of quality of life improvement therapy for those with Alzheimer’s Disease or Dementia (“ADOD”).

Assuming that the results of the clinical trial match the anecdotal evidence that EveryStory has observed and experienced, once the clinical trial has been completed and the data published, EveryStory intends to offer the Digital Therapeutics technology directly to the families of ADOD patients as a clinical supported therapy. Additionally, EveryStory intends to partner directly with Senior Living management firms, and to offer a revenue sharing arrangement for the patients and families of the Senior Living firms that chooses to implement the Therapy for their loved ones.

In both the direct-to-Patient and the Senior Living-management models, management anticipates that the product, which will include a digital tablet in the patient’s room, will cost approximately $20 per month, or $200 per year, per patient.

Additionally, EveryStory intends to find a partner in China to help make introductions to the Senior Living-type markets and other implementation techniques.

Intellectual Property

As noted above, EveryStory has acquired an issued patent from Seniors in Touch, Patent Number US 7721946 B2 (the “ES Patent”) on its technology. The title of the ES Patent is “EveryStory Senior Living Patent,” and is summarized as follows: “A system and method is disclosed whereby a patient at a senior care facility can send and receive messages via the inter-net. Tools are provided to manage the patients, the patient's relative contact, mail and photo collection. Relatives can be designated to suggest changes to the contacts and edit the contents of the patient's contacts files. The messages may be audio, video or text and the user friendly system helps the patients navigate through the process. Notification is provided so that the relatives and patients know when a message had been received. Further notification is provided if a prolonged period lapses after receipt of a message to a patient and the message has not been read.” The ES Patent was filed on February 21, 2007, and the publication date was May 25, 2010.

In addition EveryStory has filed additional patents:

1.	EveryStory server platform: -a RESTful cloud based API for storing and organizing audio, text and video stories
2.	EveryStory client applications: -native iOS and android applications for capturing and creating stories
3.	EveryStory Patent Filing - STORY CAPTURE SYSTEM - Re: U.S. Appl. 15/069310 – filed March 14, 2016 Foley Ref. 110226-0151 | PCT Application PCT/US16/22198 – filed March 11, 2016 Foley Ref. 110226-0152
4.	EveryStory Patent Filing - SYSTEMS, METHODS AND DEVICES FOR PROVIDING REMINISCENCE THERAPY THROUGH COLLABORATIVE STORY CAPTURE - U.S. Provisional Application No. 62/339,031 Filing Date: May 19, 2016

Operations

Substantially all of EveryStory’s communications, network and the computer hardware used to operate our websites are co-located in a third-party facility. In addition, we use a combination of third-party, Internet-based or cloud computing services and off-site backup services in connection with our business operations and our disaster recovery systems. We have designed our websites to be highly available, secure and cost-effective using a variety of proprietary software, third-party services and freely available and commercially supported tools. We can scale to accommodate increasing numbers of registered users by adding relatively inexpensive industry-standard software. We use encryption technologies and certificates for secure transmission of personal information between users and our websites.

Competition

EveryStory’s prior operations, relating principally to social-media-type applications of the Platform faced indirect competition from companies in the photo archiving, photo/audio interconnectivity, social networking and cloud storage sectors. Many of these companies are considerably larger, have greater resources and a longer operating history than does EveryStory. Management believes, however, that this is indirect competition because, to the best of management’s knowledge, there is not a competitor product that has the storytelling capability of the EveryStory platform. Management expects that competition in the sector will grow and become more intense through industry consolidation as well as the emergence of new participants in EveryStory’s market. EveryStory intends to compete on the basis of ease of use, technology, brand recognition, quality of products and service and support. Our competitive strategy may be significantly affected in the future by many external factors. Among them are marketing costs, technology and our current and future competitors’ pricing and marketing strategies.

As we build and develop the digital therapeutics applications of the Platform, we will continue to review and disclose information relating to competition in the digital therapeutic markets.

Near-Term Changes Anticipated – Reverse Stock Split, Name Change

As noted in a Current Report filed on October 6, 2016, prior to the closing of the EveryStory transaction, we sought and obtained shareholder approval to amend the Company’s Articles of Incorporation (as amended to date) to effectuate a reverse stock split of our common stock (the “Reverse Split”). The Company’s new management team has taken steps to effectuate the reverse stock split, including filing a Certificate of Amendment to our Articles with the Nevada Secretary of State’s office, and filing an Issuer Company Related Action Notification with FINRA to effectuate the Reverse Split.

The Certificate of Amendment also changes the Company’s name from Knowledge Machine International, Inc., to Dthera Sciences. Management believes that the new name will better reflect the focus of the Company on the digital therapeutic and reminiscence therapy markets which will be the Company’s new primary focus.

Assuming that we can complete all regulatory filings and provide the required information, the Reverse Split and the name change should take effect on October 14, 2016. We will provide additional information relating to the effectiveness of these transactions in our public filings.

Employees

As of the date of the Report, the Company had one full-time employee, our Chief Executive Officer, and no part-time employees. Other than the CEO, all others working with the Company are consultants, working with the Company under consulting agreements. Management believes that our relationship with these consultants is good.

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

Risks Related to Our Company and Its Business

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address the usual and ordinary risks and uncertainties associated with being an early stage company or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a material adverse effect upon us and may force us to reduce or curtail our operations. No assurance can be given that we will operate profitably. Even though we are being managed by individuals with significant industry experience, our limited operating history makes it difficult to predict the long-term success of our business model.

We depend on key personnel.

For the foreseeable future, our success will depend largely on management’s industry knowledge, marketing skills and relationships with key investors, customer bases, and industry leaders. We have one full-time employee, our Chief Executive Officer. All others working with the Company are outside consultants providing services to the Company in their areas of expertise. Should any of these individuals leave EveryStory or cease to provide consulting services, such departures may have a material adverse effect on our future results of operations.

We will indemnify Management and the members of the Board of Directors.

These key decision-makers will be entitled to indemnification from EveryStory except in certain circumstances, as more fully set forth in our Articles of Incorporation and Bylaws, each as amended or amended and restated.

If we fail to effectively manage growth, our business, brand and reputation, results of operations, and financial condition may be adversely affected.

We may experience a rapid growth in operations, which may place significant demands on our management team and our operational and financial infrastructure. As we continue to grow, we must effectively identify, integrate, develop and motivate new employees, and maintain the beneficial aspects of our corporate culture. To attract top talent, we believe we will have to offer attractive compensation packages. The risks of over-hiring or over-compensating and the challenges of integrating a rapidly growing employee base may impact profitability. Additionally, if we do not effectively manage our growth, the quality of our services could suffer, which could adversely affect our business, brand and reputation, results of operations and financial condition. If operational, technology and infrastructure improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues. To effectively manage our growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. This will require that we refine our information technology systems to maintain effective online services and enhance information and communication systems to ensure that our employees effectively communicate with each other and our growing base of customers. These system enhancements and improvements will require significant incremental and ongoing capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements and maintenance programs effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to publicly reporting companies will be impaired and we may incur additional expenses.

If our efforts to retain and attract subscribers are not successful, our revenues may be materially affected.

We intend to generate substantially all of our revenues from subscriptions to our services. We must continue to retain existing and attract new subscribers, which we seek to do in part by investing in our product platform and new services and technologies. If our efforts to satisfy our existing subscribers are not successful, we may not be able to retain them, and, as a result, our revenues would be adversely affected. For example, if consumers do not perceive our services to be reliable, valuable and of high quality, if we fail to regularly introduce new and improved services and more content, or if we introduce new services that are not favorably received by the market, we may not be able to retain existing or attract new subscribers. We rely on our marketing and advertising efforts to attract new subscribers. If we are unable to effectively retain existing subscribers and attract new subscribers, our business, financial condition and results of operations would be materially adversely affected.

If we experience excessive rates of subscriber cancellation, our revenues and business may be harmed.

We must continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our current subscriber base. Subscribers may choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscriptions at any time prior to the renewal date. We may also experience fluctuations in cancellations as we pursue new subscribers through new marketing channels or if we have a large number of subscriptions come up for renewal in the same period.

If our subscriber cancellations increase, we would be required to increase the rate at which we add new subscribers in order to maintain and grow our revenues. If excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate to replace these subscribers with new subscribers. If we are unable to attract new subscribers in numbers greater than the impact of our cancellations, our subscriber base will decrease and our business, financial condition and results of operations may be materially adversely affected.

Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Our customers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all.

Our retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our services, the effectiveness of our customer support services, our pricing, the prices of competing products or services, the effects of global economic conditions or reductions in our customers’ spending levels. If our customers do not renew their subscriptions or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

A change in our mix of subscription durations could have a significant impact on our revenues, net subscribers and revenue visibility.

We intend periodically to evaluate and test the types of subscriptions that we offer. Based on the results of any product or price testing conducted, we may change the types of subscriptions we offer or we may price and market different types of subscriptions. If a higher percentage of our subscribers choose a shorter subscription duration, we would likely experience higher cancellation volumes, which may result in decreased immediate and long-term revenues. In the future, we may continue to perform product and price tests involving our prospective users, the results of which could affect our number or mix of subscribers and may have a material adverse impact on our results of operations, and key operating metrics.

We cannot accurately predict new subscription rates and the impact these rates may have on our future revenue and operating results.

In order for us to improve our operating results and continue to grow our business, it is important that we continue to attract new customers. To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with new customers are generally incurred up front, while revenue is recognized ratably over the term of our subscription services. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by incremental revenue and cash flow. All of these factors can negatively impact our future revenue and operating results.

If our marketing and advertising efforts fail to generate additional revenues on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could materially harm our results of operations and growth.

Our future growth and profitability, as well as the maintenance and enhancement of our brands, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures. We intend to use a diverse mix of marketing and advertising programs to promote our products and services, and we plan periodically to adjust our mix of these programs. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expense or cause us to choose less effective marketing and advertising channels. Further, we may over time become disproportionately reliant on one channel or partner, which could increase our operating expenses. Because we recognize revenues ratably over the subscription period, we have incurred and may in the future incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenues associated with such expenses, and our marketing and advertising expenditures may not continue to result in increased revenues or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our subscriber levels could be affected adversely, and our business, financial condition and results of operations may suffer. In addition, our expanded marketing efforts may increase our subscriber acquisition cost, as additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.

Any significant disruption in service on our Web site or in our computer systems, which are currently hosted primarily by a single third-party, could damage our reputation and result in a loss of subscribers, which would harm our business and operating results.

Subscribers access our service through our Web site and through mobile device apps. Our brand, reputation and ability to attract, retain and serve our subscribers depend upon the reliable performance of our Web site, network infrastructure, content delivery processes and payment systems. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our Web site and prevent our subscribers from accessing our data and using our products and services. Problems with the reliability or security of our systems may harm our reputation and require disclosure to our lenders, and the cost of remedying these problems could negatively affect our business, financial condition and results of operations.

Substantially all of our communications, network and computer hardware used to operate our Web site are located in facilities owned and operated by a third party. We do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. Our systems are not completely redundant, so a failure of our system at our primary site could result in reduced functionality for our customers, and a total failure of our systems at both sites could cause our Web site to be inaccessible by our customers. Problems faced by our third-party Web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely affect the experience of our subscribers. Our third-party Web hosting provider could decide to close its facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party Web hosting provider or any of the service providers with whom it contracts may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party Web hosting provider is unable to keep up with our growing needs for capacity, this could have a material adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have an adverse effect on our business, financial condition and results of operations.

Our possession and use of personal information present risks and expenses that could harm our business. Unauthorized disclosure or use of such data, whether through breach of our network security or otherwise, could expose us to significant liability and damage our reputation.

Maintaining the security of our information technology and network systems infrastructure is of critical importance because we handle confidential subscriber, registered user, employee and other sensitive data, such as names, addresses, credit card numbers and other personal information. In addition, our online systems include the content that our registered users upload onto our Web sites, such as family records and photos. This content is often personally meaningful, and our registered users may rely on our online system to store digital copies of such content. If we were to lose such content, if our users’ private content were to become publicly available or if third parties were able to gain unauthorized access to such content, we may face liability and harm to our brand and reputation.

We anticipate that most of our subscribers will use credit and debit cards to purchase our products and services. If we or our processing vendors were to have problems with our billing software, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment services. In addition, if our billing software fails to work properly and, as a result, we do not charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition, cash flows and results of operations could be materially affected.

We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information, including registered users’ uploaded content. However, third parties may be able to circumvent these security and business measures including by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks. In addition, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of registered user or employee privacy.

Additionally, we may not be able to prevent security breaches involving customer transaction data. If we experience a security breach or other lapse in the handling of confidential information of this kind, the incident could give rise to risks including data loss, litigation and liability, and could harm our reputation or disrupt our operations, any of which could materially adversely affect our business. In addition, various states and countries have differing laws regarding protection of customer privacy and confidential information, including notification requirements in the event of certain breaches or losses of information. Efforts to comply with these laws and regulations increase our costs of doing business and failure to achieve compliance could result in substantial liability to our business and harm our reputation. In the event of a security breach or loss of confidential information, we could be subject to fines, penalties, damages and other remedies under applicable laws, any of which could have a material adverse impact on our reputation, business, operating results and financial condition.

If third parties improperly obtain and use the personal information of our registered users or employees, we may be required to expend significant resources in efforts to address these problems. A major breach of our network security and systems could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our products and services, an unwillingness of subscribers to provide us with their credit card or payment information, an unwillingness of registered users to upload family records or photos onto our Web sites, harm to our reputation and brand and loss of our ability to accept and process subscriber credit card orders. Similarly, if a well-publicized breach of data security at any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commercial transactions. Any of these events could have material adverse effects on our business, financial condition and results of operations. In addition, we may have inadequate insurance coverage to compensate for any related losses.

We do not expect to be profitable for the foreseeable future.

We will have losses and accumulated deficit as a result of the substantial investments we will make to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and to meet the increasingly complex needs of our customers. We expect to invest and to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our datacenter infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for our cloud-based interactive photo and audio storytelling platform services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. Our competitors include, but are not limited to, large social media companies with a focus on family history; cloud storage companies that enable users to store photos, videos and photos that record sound to cloud-based private accounts; individualized media platforms that allow users to post compilations of images and videos; and file hosting services that offer users cloud-based file storage that can be accessed by any of the user’s computers or devices. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors may offer their products or services at a lower price, which will result in pricing pressures on our business. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services. As a result, our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

If the cloud-based collaboration-ready interactive micro-social network market develops more slowly than we expect or if it declines, our business could be materially adversely affected. If the EveryStory Legacy Program is not successful or develops more slowly than we expect, our business could be materially adversely affected.

The cloud-based collaboration-ready interactive micro-social network (“CRIMSN”) market, for which EveryStory’s software platform was designed, is a relatively new market and not firmly established. Accordingly, it is uncertain whether a cloud-based service like EveryStory’s will achieve and sustain high levels of customer demand and market acceptance. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud-based CRIMSN solution, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content collaboration services in particular. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of a cloud-based CRIMSN market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If cloud-based services do not achieve widespread adoption, or there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.] EveryStory is currently making arrangements to conduct pilot programs with some of the nation’s largest wealth management firms to offer a white-labeled version of the EveryStory platform as a tool to assist the firms to improve rates of intergenerational client retention (“Legacy Program”). If the EveryStory Legacy Program is not successful or develops more slowly than EveryStory expects, EveryStory’s business could be materially adversely affected.

If we are not able to provide successful enhancements, new features and modifications to our services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Our platform must integrate with a variety of operating systems and software applications that are developed by others, and if we are unable to ensure that our solutions interoperate with such systems and applications, our service may become less competitive, and our operating results may be harmed.

We offer our services across a variety of operating systems and through the internet. We are dependent on the interoperability of our platform with third-party mobile devices, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such systems, devices or web browsers that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services. In order to deliver high quality services, it is important that they work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a substantial number of our users access our services through mobile devices, we are particularly dependent on the interoperability of our services with mobile devices and operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our services, our user growth may be harmed, and our business and operating results could be adversely affected.

Our business depends on continued and unimpeded access to the Internet by us and our members on personal computers and mobile devices. If government regulations relating to the Internet or other areas of our business change, if Internet access providers are able to block, degrade, or charge for access to certain of our products and services, or if third parties disrupt access to the Internet, we could incur additional expenses and the loss of members and customers.

Our products and services depend on the ability of our members and customers to access the Internet through their personal computers and mobile devices. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers, any of whom could take actions that degrade, disrupt, or increase the cost of user access to our products or solutions, which would, in turn, negatively impact our business. In addition, Internet access could be disrupted by other third parties. Further, the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our subscription service or the usage of our services and increase our cost of doing business.

One of our marketing strategies is to offer a limited free version of our service, and we may not be able to realize the benefits of this strategy.

We offer a limited version of our service to users free of charge in order to promote additional usage, brand and product awareness, and adoption. Some users never convert from a free version to a paid version of our service. Our marketing strategy also depends in part on persuading users who use the free version of our service to convince others to purchase and use our service. To the extent that these users do not become, or lead others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our business and revenue may be harmed.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part on our intellectual property. As of May 17, 2016, EveryStory had one patent pending application in the U.S. As EveryStory continues to develop its intellectual property, it will file additional patent applications as appropriate. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. Our pending applications may not result in the issuance of patents. If we file patent applications outside the U.S., we may have to expend significant resources to obtain additional patents as we expand our international operations

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could materially adversely affect our brand and adversely impact our business.

We rely on third parties for certain financial and operational services essential to our ability to manage our business. A failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.

We rely on third parties for certain essential financial and operational services. Traditionally, the vast majority of these services have been provided by large enterprise software vendors who license their software to customers. However, we receive many of these services on a subscription basis from various software-as-a-service companies that are smaller and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors providing us with services that are always available and are free of errors or defects that could cause disruptions in our business processes, which would adversely affect our ability to operate and manage our operations.

We focus on product innovation and user engagement rather than short-term operating results.

We focus on developing and launching new and innovative products and features, as well as on improving the user experience for our services. We also focus on growing the number of EveryStory users and paying organizations through indirect channel sales and through word-of-mouth by individual users, some of whom use our services at no cost. We prioritize innovation and the experience for users on our platform, as well as the growth of our user base, over short-term operating results. We make product and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the user experience and to develop innovative features that we feel our users desire. These decisions may not be consistent with the short-term expectations of investors and may not produce the long-term benefits that we expect.

We plan to provide service level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face subscription terminations, which could adversely affect our revenue. Furthermore, any failure in our delivery of high-quality customer support services may adversely affect our relationships with our customers and our financial results.

We anticipate that our subscription agreements with customers will provide certain service level commitments. If we are unable to meet these stated service level commitments or suffer periods of downtime that exceed the periods allowed under our customer agreements, we may be obligated to provide these customers with service credits which could significantly impact our revenue in the period in which the downtime occurs and the credits could be due. We could also face subscription terminations, which could significantly impact both our current and future revenue. Any extended service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.

Our customers depend on our customer success organization to resolve technical issues relating to our services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the ease of use of our services, on our reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation and our ability to sell our services to existing and prospective customers.

Our services contain open source software, whose licenses may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

We use open source software in our services and will use open source software in the future. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we are unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

We plan to conduct a clinical trial of the use of our Platform as a reminiscence therapy and digital therapeutic technique for treating patients with Alzheimer’s disease and dementia, but there is no guarantee that the trial will be successful, or that the results will prove that the use of our Platform as a treatment technique will be successful.

As discussed, we have been in negotiations with the University of California at San Diego (UCSD) to conduct a clinical trial of the use of our Platform as a reminiscence therapy and digital therapeutic technique for treating patients with Alzheimer’s disease and dementia. However, there is no guarantee that the trial will be successful, or that the results will prove that the use of our Platform as a treatment technique will be successful. Additionally, decisions about research studies made early in the development process of a therapy candidate can have a substantial impact on the marketing strategy and payer reimbursement possibilities once the therapy receives regulatory approval. For example, more detailed studies can lead to approval or acceptance for a broader set of indications that may impact the marketing and payer reimbursement process, but each additional indication must be balanced against the time and resources required to demonstrate benefit and the potential delays to approval of the primary indication. Trials also frequently do not achieve the primary endpoints set forth in the trial design. Management anticipates that the Company will try to plan clinical trials prudently and to reasonably foresee and address challenges, but there is no guarantee that an optimal balance between trial conduct, speed, and desired outcome will be achieved each time or at all. The degree to which these challenges are foreseen and addressed could affect our future results.

As we enter the digital health and therapy market, our business may be subject to government regulation, and will be impacted by economic and business conditions, which may have a negative impact on our ability to develop and implement our business strategy, and our ability to continue operations.

The digital healthcare business may be impacted by economic volatility, consumer spending patterns and market share gains of competitors’ branded products. Additionally, the digital healthcare market is largely new and untested; the uptake of products may not meet uptake projections as there is little to no prior data. Although digital healthcare products exist, they are mostly focused on helping or focusing on aspects such as diet, smoking cessation, and medication management. The categorization of our Platform as a participant in the digital healthcare space will require successful research studies. In addition, the US Health Industry is highly regulated and subject to frequent and substantial changes. The impacts of these regulations and the general market conditions could have a negative impact on our business and operations.

Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating the business to addressing acquisition integration challenges; coordination of research and development and sales and marketing functions;
•	retention of key employees from the acquired company;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•	liabilities for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;
•	unanticipated write-offs or charges; and
•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.

Unfavorable general economic conditions in the United States or in other major markets could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in other major markets, could negatively affect the affordability of, and consumer demand for our services. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our services or by shifting away from our platform to lower-priced products or services offered by other companies. Softer consumer demand for our services in the United States or in other major markets could reduce our profitability and could negatively affect our financial performance.

Many individuals use mobile devices to access online services. If users of these devices do not widely adopt the proprietary platform we develop for these devices or if we are unable to effectively operate on mobile devices, our business could be adversely affected.

The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. If the mobile solutions we have developed do not meet the needs of prospective and current customers, they may not sign up or reduce their usage of our platform and our business could suffer. Additionally, we are dependent on the interoperability of our proprietary platform with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, or give preferential treatment to competitive products, could adversely affect traffic and monetization on mobile devices. We may not be successful in maintaining and developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices. As new devices and new platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices, and we are devoting significant resources to the support and maintenance of such devices.

Our solutions and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our solutions and internal systems rely on software that is highly technical and complex. In addition, our solutions and internal systems depend on the ability of our software to store, retrieve, process, and manage immense amounts of data. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software may only be discovered after the code has been released for external or internal use. Errors or other design defects within our software may result in a negative experience for members or customers, delay product introductions or enhancements, or result in measurement or other errors. Any errors, bugs, or defects discovered in our software could result in damage to our reputation, loss of members, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

We face competition in the market from social networking sites and Internet search companies, among others, as well as continued competition for customers.

We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online professional networks and engagement of professionals.

Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We may also face competition if we shift our focus of development to new or different products or separate areas of our business.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit any eventual market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;
•	specify that special meetings of our stockholders can be called only by the Chair of our board of directors, our President, Vice President, Secretary, or Assistant Secretary, and shall be called at the request of stockholders holding a majority of the capital stock of EveryStory; and
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Provisions in the indenture related to our convertible debt may also deter or prevent a business combination. In addition, institutional shareholder representative groups, shareholder activists and others may disagree with our corporate governance provisions or other practices, including our dual class structure and the other anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional shareholder representative groups, but we will make decisions based on what our board and management believe to be in the best long term interests of our company and stockholders. Our dual class structure concentrates the voting power of our stock in a small group of stockholders who would have the ability to control the outcome of a stockholder vote. Additionally, these groups could make recommendations to our stockholders against our practices or our board members if they disagree with our positions. Finally, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

The forward looking statements contained in this Report may prove incorrect.

This Report contains certain forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Report will, in fact, transpire. Any negative change in the factors listed above could adversely affect the financial condition and operating results of EveryStory and its products.

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

Under our Articles of Incorporation, our Board is authorized to issue up to 5,000,000 shares of preferred stock, 100,000 of which are issued and outstanding. Also, our Board, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the Board causes shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The Board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the Board could include voting rights, or even super voting rights, which could shift the ability to control the Company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

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

Some or all of the “restricted” shares of our common stock issued in connection with the Acquisition or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement or Rule 144 promulgated under Regulation D of the Securities Act, and these sales may have a depressive effect on the market for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at 9921 Carmel Mountain Road, Suite 118, San Diego, CA 92129. The lease payments are $1,000 per month, and are on a month-to-month basis, with no long-term lease in place. Management believes that the Company is on good terms with the landlord, and will continue to evaluate and balance the needs for office space and the costs and risk associated with additional space.

ITEM 3. LEGAL PROCEEDINGS.

Neither we nor our subsidiary, EveryStory, is a party to, nor is any of their property subject to, any legal proceedings which require disclosure pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Markets under the symbol “KNMX.” The Company’s common stock was approved for quotation on June 18, 2014. As of the date of this Report, an active trading in the Company’s common stock has not developed.

Holders

As of October 7, 2016 there were approximately 45 stockholders. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended June 30, 2016, Knowledge Machine International had no compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance. EveryStory had an incentive stock and stock option plan, pursuant to which shares of EveryStory common stock were or could be issued. However, pursuant to the transaction with EveryStory, all shares of EveryStory common stock were exchanged for shares of the Company’s common stock. Additionally, shares of our common stock were reserved for exchange with all holders of EveryStory derivative securities.

The Company’s management will review the adoption of an equity compensation plan in the future.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As noted above, on September 21, 2016, we closed a share exchange transaction (the “Transaction”) with EveryStory, Inc., a privately held Delaware corporation (“EveryStory”) and the shareholders of EveryStory. Pursuant to the Transaction, we agreed that the Company’s prior operations and business would be sold off, and that the Company would focus on the EveryStory business and operations going forward. As such, historical descriptions of the Company’s operations and business are no longer included in this overview.

EveryStory Business and Platform

EveryStory is a secure, private, cloud-based story sharing platform (the “Platform”) that allows users to create collaborative, interactive that combine photos with unlimited audio, thereby permanently saving the photos and the stories behind the photos in digital form. Once the stories are recorded, they are safely and securely stored in the cloud where they can be privately shared with family and friends through the creation of private micro social networks. In the context of the family, EveryStory’s Platform allows families to create a living and growing family history and archive of family stories that is secure and can be safely kept on the cloud indefinitely. Likewise, for closely-knit groups of friends, the EveryStory Platform can provide a living chronicle of those friendships over the decades.

EveryStory’s technology Platform streamlines the creation of personalized digital stories, and management is focused on the goal of becoming the first clinically-proven Digital Therapeutic technology targeting patients with Alzheimer's disease and Dementia. EveryStory already has received a US patent (issued in 2010) that broadly covers the use of EveryStory’s technology in Senior Living facilities. EveryStory is in the final stages of preparation to run a clinical trial with UCSD showing that EveryStory is an effective anxiety reduction and quality of life therapy for those with Alzheimer’s disease or Dementia (“ADOD”).

EveryStory conducts its operations from its facilities located in San Diego, California.

Plan of Operations

Revenue Model

Digital Therapeutics Business Model

Prior to the Closing of the Acquisition transaction with KMI, EveryStory had been in negotiations with the University of California at San Diego (“UCSD”) to conduct a clinical trial to determine whether EveryStory and its Reminiscence Therapy and Digital Therapeutics technology and implementation techniques are an effective in reducing anxiety and as part of quality of life improvement therapy for those with Alzheimer’s disease or Dementia (“ADOD”).

Assuming that the results of the clinical trial match the anecdotal evidence that EveryStory has observed and experienced, once the clinical trial has been completed and the data published, EveryStory intends to offer the Digital Therapeutics technology directly to the families of ADOD patients as a clinical supported therapy. Additionally, EveryStory intends to partner directly with Senior Living management firms, and to offer a revenue sharing arrangement for the patients and families of the Senior Living firms that chooses to implement the Therapy for their loved ones.

In both the direct-to-Patient and the Senior Living-management models, management anticipates that the product, which will include a digital tablet in the patient’s room, will cost approximately $20 per month, or $200 per year, per patient.

Additionally, EveryStory intends to find a partners outside of the US to commercialize the product to the Senior Living-type markets and other implementation techniques.

Results of Operations--Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015

As noted above, the information below relating to historical data for the years ended June 30, 2016 and 2015, relate to the Company’s prior business and operations, which were terminated following the closing of the Transaction on September 21, 2016.

Gross Revenue. No revenue was generated during the years ended June 30, 2016 and June 30, 2015. During those years, the Company was in the startup phase of its operations and had not yet commenced principal operations.

General and Administrative Expenses. General and administrative expenses for the year ended June 30, 2016 totaled $230,641, a decrease of $73,609 or approximately 24% compared to general and administrative expenses of $304,250 for the year ended June 30, 2015. The decrease in the total general and administrative was primarily due to decreased activities within the Company.

Net Loss. For the reasons stated above, our net loss for the year ended June 30, 2016 was ($230,637) or ($0.005) per share, a decrease of $148,698, compared to a net loss of ($379,335) or ($0.008) per share, during the year ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash of $15,962. As of June 30, 2016, the Company had current liabilities of $218,654 consisting of accounts payable. The Company also had a net working capital deficit of $198,048.

The accompanying financial statements of the Company have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a cumulative net loss of ($795,798).

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we did not have a formal audit committee and there was a lack of segregation of duties.

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

Management assessed our internal control over financial reporting as of June 30, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our executive officers and directors, each of whom was appointed effective September 21, 2016:

Name	Age	Title
Edward Cox	35	Director, Chairman, President, and CEO
David Keene	39	Director, Chief Technical Officer
Larry Morgan	64	Director

The Board believes that each director named below is highly qualified and has the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to appoint them.

Edward Cox, age 35, has served as our President, Chief Executive Officer, Chairman, and a director since September 21, 2016. In addition, he has served as President, Chief Executive Officer, Chairman, and a director of EveryStory since February 6, 2015. Prior to that, he served as a Vice President and Executive Officer of Apricus Biosciences, Inc., a publicly traded company, since December 2009, in roles leading Commercial Development, Business Development, Investor Relations, and Corporate Development. Mr. Cox served as the President, Director and Secretary of Bio-Quant, Inc. from January 2007 until BioQuant’s merger with NexMed, Inc., which was renamed Apricus Biosciences. Prior to 2007, Mr. Cox previously served as an executive or board member of both public and private companies in the areas of Healthcare, Life Science, Technology and Resources. Mr. Cox holds a Master of Science in Management degree from the Warrington College of Business Administration at the University of Florida.

David Keene, age 39, has served as our Chief Technology Officer and as a director since September 21, 2016. In addition, he is the founder, Chief Technology Officer and a member of the Board of Directors of EveryStory, is a veteran of the video game industry who has specialized in commerce and content delivery. Prior to founding EveryStory, from 2010 to 2013, Mr. Keene served as Chief Architect – Commerce Platform for Trion Worlds, Inc. (fka Trion World Networks, Inc.). At Trion, Mr. Keene led a group of senior engineers through the design and architecture process to create an innovative, world class commerce platform. Mr. Keene also created a high capability MTX platform that supported complex promotions, asymmetrical subscriptions, multiple game-specific currencies and robust reporting. While at Trion, Mr. Keene also had direct management responsibility over the quality assurance engineering team that created a third party order testing platform (custom DSL) for fully automated testing on all development. Prior to Trion, from 2006 to 2010, Mr. Keene served as Senior Architect – PlayStation Network for Sony Network Entertainment (“SNE”). While at SNE, Mr. Keene managed integrations with multiple SNE global partner groups, added search to the PlayStation Network (“PSN”) through soir/lucene, implemented an innovative recommendation system that avoided IP risk exposure. Mr. Keene also defined and led development guidance for the VERSA API, a RESTful api for next-gen PSN products and the Sony Qriosity video service. Prior to SNE, from 2004 to 2006, Mr. Keene served as a Senior Engineer at Sony Online Entertainment, where he worked supported the launch of several massively multiplayer online games (“MMOs”) including EverQuest II. Prior to that, from 2001 to 2004, Mr. Keene served as an independent software consultant and as a Senior Database Engineer for Shea Homes, a California-based home builder.

Larry Morgan, age 64, has served as a director since September 21, 2016. In addition, he joined the EveryStory board of directors in 2015. Mr. Morgan is a top-flight executive with over 25 years of global experience in the telecom, IT services, enterprise restructuring, and consulting industries. Mr. Morgan is currently President and CEO of The Noble Group, a consulting firm that advises early stage companies on growth strategies and advises the managements of seasoned companies regarding exit strategies. Mr. Morgan is also an active investor with Vertical Venture Partners, Tech Coast Angels and OurCrowd. From 2010 to 2013 Mr. Morgan served as Executive Director of San Diego Data Processing Corporation and led a restructuring that resulted in annual savings in excess of $11 million to the City of San Diego. Prior to that, from 2007 to 2009, Mr. Morgan served as a Managing Director of Macquarie Telecom, where he led the turnaround of the international hosting, voice and data outsourcing division and led the sale of the resulting profitable business. In addition to domestic postings, during his tenure with Macquarie, Mr. Morgan had postings in Australia and Singapore, Prior to Macquarie, from 2005 to 2006, Mr. Morgan served as President and CEO of Virtela Communications, spearheading the turnaround that resulted in the the foundation for Virtela’s eventual sale for over $500 million. Prior to Virtela, from 1991 to 2005, Mr. Morgan had several executive positions of increasing responsibility with Infonet Services Corporation, and last served as Corporate Vice President and General Manager. During his tenure with Infonet, Mr. Morgan led Infonet’s business in Europe, the Middle East and Africa, was responsible for all IP, outsourcing and cloud computing products, expansion into India, network coverage in 61 countries, and was a member of the executive due diligence and transition team in connection with the company’s sale to British Telecom for $965 million. Also during his tenure with Infonet, Mr. Morgan had international postings in The Netherlands and Singapore. Mr. Morgan holds both a B.S. degree (Mathematics and Education) and an M.A. degree (Administration) from Villanova University.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our Company and its subsidiaries for the years ended June 30, 2016 and 2015:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended June 30	Salary ($)(1)	Stock Awards ($)(4)	Total ($)
Vivek Dave(2)	2016	72,000(3)	0	72,000
CEO	2015	68,550(4)	0	68,550

(1)

On March 11, 2014, we entered into a consulting agreement effective January 1, 2014 with Northern New Hampshire Technical Associates LLC, an entity controlled by Mr. Dave (“NHTA”). Under the consulting agreement, NHTA provides consulting services for us regarding Mr. Dave’s service as Chairman of the Science Advisory Board and other consulting services requested by our board of directors. The term of the consulting agreement is for twelve months from the effective date and is automatically extended by one additional year. We initially agreed to pay NHTA $2,500 per month under the consulting agreement including reimbursement for all travel, entertainment and other reasonable business expenses incurred by NHTA incident to services rendered to us. The consulting agreement also includes an indemnification provision applicable to both NHTA and Mr. Dave. Effective September 2014, this monthly reimbursement was increased to $6,000 in light of the fact that Dr. Dave has assumed additional responsibilities as President and CEO.

Effective September 16, 2016, we entered into a Termination and Settlement Agreement which terminated the consulting agreement and any amounts owing under the agreement were forgiven.

(2)	From October 22, 2014 until September 21, 2016, Dr. Vivek R. Dave served as our sole executive officer.
(3)	$72,000 was accrued and unpaid.
(4)	$36,000 was accrued and unpaid.

Equity Awards

No named executive officer held any unexercised options, stock that had not vested, or equity incentive plan awards at June 30, 2016.

Director Compensation

No compensation was paid to Mr. Caswell during the year ended June 30, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information furnished by current management and others, concerning the beneficial ownership of our common stock as of October 7, 2016, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)

Vivek R. Dave, Former Officer and Director 14 Hayward Brook Drive Concord, NH 03301	3,917,667	3.31%

Edward Cox, CEO, Director 9921 Carmel Mountain Road, Suite 118 San Diego, CA 92129	32,195,997	27.23%

David Keene, Director 9921 Carmel Mountain Road, Suite 118 San Diego, CA 92129	39,350,663	33.28%

Larry Morgan, Director 9921 Carmel Mountain Road, Suite 118 San Diego, CA 92129	0	0%

Named Executive Officers, Executive Officers, and Directors as a Group (3 Persons)	77,046,660	60.50%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of October 7, 2016, we had 118,252,712 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On April 23, 2014, our board of directors approved the grant of 5,500,000 restricted shares to Mr. Dave for services with 1,833,333 shares vesting immediately and the remaining 3,666,667 shares vesting at later dates. On July 9, 2014, our board of directors approved an amendment to the Science Advisory Board Agreement with Mr. Dave and all unvested shares for Mr. Dave became fully vested.

In January 2014, we entered into a consulting agreement with Northern New Hampshire Technical Associates, a company owned and controlled by Mr. Dave, under which Mr. Dave performs services for us as an officer, director, and Science Advisory Board member for $6,000 per month plus travel and expense reimbursement. This contract was renewed August 1, 2014 for a one-year period with a one-year automatic extension. Effective September 16, 2016, we entered into a Termination and Settlement Agreement which terminated the consulting agreement and any amounts owing under the agreement were forgiven.

In August 2015, we entered into a management advisory agreement with Mountain Ranch Partners, Inc., a significant shareholder of the Company. The agreement was in effect for the period of August 2015 through May 2016 for $1,000 per month, during which time the Mountain Ranch Partners, Inc. provided services customarily needed by a public company contemplating an acquisition of a target company. Effective September 16, 2016, we entered into a Termination and Settlement Agreement which terminated the management advisory agreement. There were no fees outstanding under the agreement.

In January 2014, we entered into a consulting agreement with Zephyr Equities, a company owned and operated by Valerie Vekkos, a significant shareholder and former director of the Company, under which Ms. Vekkos manages corporate organizational matters and day-to-day operations of the Company for $3,500 per month plus travel and expense reimbursements. This contract was renewed September 1, 2014 for a one-year period with a one-year automatic extension. Effective September 16, 2016, we entered into a Termination and Settlement Agreement which terminated the consulting agreement and any amounts owing under the agreement were forgiven except for $35,000.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that Mr. Morgan meets this standard, and therefore, would be considered to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $24,870 for fiscal year ended June 30, 2016, and $29,242 for fiscal year ended June 30, 2015.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for fiscal year ended June 30, 2016 and $0 for fiscal year ended June 30, 2015.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended June 30, 2016, and $0 for fiscal year ended June 30, 2015.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended June 30, 2016, and $0 for fiscal year ended June 30, 2015.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2016 and 2015

Consolidated Statements of Operations for the years ended June 30, 2016 and June 30, 2015

Consolidated Statements of Cash Flows for the years ended June 30, 2016 and June 30, 2015

Consolidated Statements of Stockholders’ Equity from inception (December 27, 2012) through June 30, 2016

Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Agreement and Plan of Reorganization dated October 22, 2104	10-K	333-191175	2.1	10/28/14
2.2	Asset Purchase Agreement dated October 22, 2014	10-K	333-191175	2.2	10/28/14
2.3	Amended and Restated Acquisition and Share Exchange Agreement between Knowledge Machine International, Inc., and EveryStory, Inc., and the Shareholders of EveryStory, Inc., dated as of September 21, 2016	8-K	333-191175	2.1	9/27/16
3.1	Articles of Incorporation	10-K	333-191175	3.1	10/28/14
3.2	Bylaws	S-1	333-191175	3.2	9/16/13
3.3	Certificate of Designation Establishing the Designation, Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Preferred Stock, as filed with the Nevada Secretary of State on June 30, 2016	8-K	333-191175	3.1	6/24/16
10.1	General Release by Igor Kaspruk dated October 22, 2014	10-K	333-191175	10.1	10/28/14
10.2	Stock Purchase Agreement dated October 22, 2014	10-K	333-191175	10.2	10/28/14
10.3	Consulting Agreement effective January 1, 2014, with Northern New Hampshire Technical Associates LLC*	10-K	333-191175	10.6	10/28/14
10.4	Score Technologies Option Agreement dated July 2, 2014	10-K	333-191175	10.7	10/28/14
10.5	Form of Convertible Promissory Note	8-K	333-191175	99.1	9/27/16
10.6	Form of Securities Purchase Agreement for Convertible Promissory Note	8-K	333-191175	99.2	9/27/16
16.1	Letter from John Scrudato, CPA to the Securities and Exchange Commission dated October 28, 2014.	10-K	333-191175	16.1	10/28/14
21.1	Subsidiaries					X
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Knowledge Machine International, Inc.

Date: October 13, 2016	By:	/s/ Edward Cox
Edward Cox, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Edward Cox	Chairman, Chief Executive Officer and President	October 13, 2016
Edward Cox	(Principal executive, financial, and accounting officer)

/s/ David Keene	Director	October 13, 2016
David Keene

/s/ Larry Morgan	Director	October 13, 2016
Larry Morgan

PRITCHETT,SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

_______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Knowledge Machine International, Inc.

San Diego, CA

We have audited the accompanying balance sheets of Knowledge Machine International, Inc. (the Company) as of June 30, 2016 and 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since its inception, has a working capital deficit, and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah

October 12, 2016

Knowledge Machine International, Inc.

Consolidated Balance Sheets

June 30, 2016 and 2015

	June 30, 2016	June 30, 2015

ASSETS
Current Assets
Cash	$15,962	$50,744
Prepaid Expenses	4,644	9,119
Total Current Assets	20,606	59,863

TOTAL ASSETS	$20,606	$59,863

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$36,665	$8,274
Accounts Payable - Related Party	181,989	57,000
Total Current Liabilities	218,654	65,274

TOTAL LIABILITIES	218,654	65,274

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par; 1,000,000 shares authorized;
47,500 issued and outstanding at June 30, 2016
None issued and outstanding at June 30, 2015	48	–
Common Stock, $0.001 par; 200,000,000 shares authorized;
47,625,000 issued and 43,290,666 outstanding at June 30, 2016
47,625,000 issued and 43,040,666 outstanding at June 30, 2015	47,625	47,625
Additional Paid-In Capital	550,077	512,125
Retained Earnings (Deficit)	(795,798)	(565,161)
Total Stockholders' Equity (Deficit)	(198,048)	(5,411)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,606	$59,863

The accompanying footnotes are an integral part of these financial statements.

Knowledge Machine International, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2016 and 2015

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015

REVENUE	$–	$–

EXPENSES
General & Administration	230,641	304,250
Total Expenses	230,641	304,250

OTHER INCOME (EXPENSE)
Interest Expense	–	(252)
Interest Income	4	167
Impairment Loss	–	(75,000)
Total Other Income (Expense)	4	(75,085)

INCOME (LOSS) BEFORE INCOME TAXES	(230,637)	(379,335)

Current Income Tax Expense	–	–

Deferred Income Tax Expense	–	–

Net Income (Loss)	$(230,637)	$(379,335)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	47,625,000	46,960,959

The accompanying footnotes are an integral part of these financial statements.

Knowledge Machine International, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

Years Ended June 30, 2016 and 2015

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Add’l Paid-in Capital	Accum. Deficit	Total

Balance June 30, 2014, Restated	43,000,000	$43,000	–	$–	$(9,000)	$(185,826)	$(151,826)

Common stock cancelled	(250,000)	(250)	–	–	–	–	(250)

Common stock issued in extinguishment of debt	2,875,000	2,875	–	–	572,125	–	575,000

Common stock issued for services	1,000,000	1,000	–	–	–	–	1,000

Reorganization	1,000,000	1,000	–	–	(51,000)	–	(50,000)

Net loss for the year ended June 30, 2015	–	–	–	–	–	(379,335)	(379,335)

Balance June 30, 2015	47,625,000	$47,625	–	$–	$512,125	$(565,161)	$(5,411)

Issuance of convertible preferred stock	–	–	47,500	48	37,952	–	38,000

Discount - convertible preferred stock	–	–	–	–	(38,000)	–	(38,000)

Beneficial conversion feature – convertible preferred stock	–	–	–	–	38,000	–	38,000

Net loss for the year ended June 30, 2016	–	–	–	–	–	(230,637)	(230,637)

Balance June 30, 2016	47,625,000	$47,625	47,500	$48	$550,077	$(795,798)	$(198,048)

The accompanying footnotes are an integral part of these financial statements.

Knowledge Machine International, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2016 and 2016

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015

OPERATING ACTIVITIES
Net Income (Loss)	$(230,637)	$(379,335)
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Stock Compensation	250	3,834
Impairment Loss	–	75,000
Change in assets and liabilities:
Decrease (Increase) in Prepaid Expenses	4,225	(4,535)
Increase (Decrease) in Accounts Payable	28,391	(3,105)
Increase in Accounts Payable - Related Party	124,989	48,200
(Decrease) in Accrued Interest	–	(600)
NET CASH USED BY OPERATING ACTIVITIES	(72,782)	(260,541)

INVESTING ACTIVITIES
Purchase of Licensing Options	–	(75,000)
NET CASH USED BY INVESTING ACTIVITIES	–	(75,000)

FINANCING ACTIVITIES
Proceeds from issuance of Preferred Stock	38,000	–
Repayment of Notes Payable	–	(75,000)
NET CASH USED BY FINANCING ACTIVITIES	38,000	(75,000)

NET CASH DECREASE FOR PERIOD	(34,782)	(410,541)

CASH AT BEGINNING OF PERIOD	50,744	461,285

CASH AT END OF PERIOD	$15,962	$50,744

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$–	$852
Income Taxes	$–	$–

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended June 30, 2016
250,000 shares previously issued to a Director at $0.001 per share vested during the period.
The Company recorded a discount and beneficial conversion feature as offsetting entries to additional paid-in capital in the amount of $38,000 in connection with the issuance of convertible preferred stock.

For the year ended June 30, 2015
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

The accompanying footnotes are an integral part of these financial statements.

KNOWLEDGE MACHINE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – On September 21, 2016, Knowledge Machine International, Inc., a Nevada corporation (“we” or the “Company”), acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). EveryStory offers a subscription-based service that captures, shares, and stores photos and audio in cloud. It offers the EveryStory platform, which enables users to preserve and share memories, and will initially target a Quality of Life benefit in certain patient populations, principally patients suffering from Alzheimer’s disease and dementia. As of the date of this Report, EveryStory was our only subsidiary. Additional information relating to the business and operations of EveryStory, which will become our business and operations, is given below. Prior to the closing of the EveryStory transaction, the Company was incorporated in the State of Nevada on December 27, 2012, to engage in the development and operation of a business engaged in the distribution of high end edged tools produced outside the US. We conducted this business through October 22, 2014. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”), which focused on new technologies, acquiring licensing rights to those technologies, and marketing the licensed technologies, and we sold off our edged tools business. In connection with the EveryStory transaction, we dissolved Knowledge Machine, and terminated the technology licensing and marketing operations.

The EveryStory transaction is discussed in more detail below in Note 7, Subsequent Events.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2016, and June 30, 2015, and for the periods then ended have been made.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” at the date of inception on December 12, 2013. As a result of the implementation of ASC Topic No. 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2016 or 2015, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended June 30, 2016 and 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2016 or 2015. All tax years starting with 2013 are open for examination.

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2016-17 contain technical corrections to existing guidance or affect guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has adopted the provisions of ASU No. 2014-10 “Development Stage Entities” which generally removes the requirements for added disclosures about development stage activities.

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

NOTE 2 – Going Concern

The Company has not yet achieved profitable operations. The ability of the Company to continue as a going concern is dependent on expanding income opportunities. Management anticipates that the implementation of the EveryStory business plans and operations will allow the Company to achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Score Technologies, Inc.

On July 8, 2014, the Company and Score Technologies, Inc. entered into a Subscription Agreement for the purchase of 100,000 shares of common stock of Score (the “Shares”) by the Company for the sum of $50,000. The Company paid the $50,000, but never received the Shares. On August 4, 2014, the Company and Score entered into a Rescission Agreement whereby all transactions contemplated by the Option Agreement, as disclosed below, were rescinded. The parties also agreed that Score would retain the $50,000 payment made by the Company pursuant to the Option Agreement and apply the payment to the first payment required to be made by the Company to Score in connection with the first license agreement between the parties. In addition, the parties agreed that if a license agreement was not entered into by February 15, 2015, Score would be required to repay to the Company the $50,000 payment, in cash, by no later than February 18, 2015. At June 30 2015, the Company determined to terminate their dealings with Score due to Score’s nonperformance, and impaired the deposit to $0. As of June 30, 2016, the $50,000 had not been returned.

On July 2, 2014, the Company entered into an Option Agreement with Score wherein the Company paid a total of $25,000 for the option of entering into a license agreement. On January 6, 2015, the Company notified Score that it is terminating the exclusive option to enter into a license agreement for India and demanding return of the $25,000 paid to Score. The termination of the option was based upon Score’s failure to produce to the Company the consumer marketable SCOREISPAPP referred to in the agreements. At June 30, 2015, the Company impaired the deposit to $0, and at June 30, 2016, the $25,000 had not been returned.

Prepaid Expenses

Prepaid expenses consist of $4,334 and $4,584 at June 30, 2016 and 2015, respectively, in deferred stock compensation (NOTE 5) that vests according to underlying contracts, and $309 and $4,535 at June 30, 2016 and 2015, respectively, in prepaid insurance that is amortized ratably over the term of January 20, 2015 through January 20, 2017.

NOTE 4 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at June 30, 2016 and 2015, unused operating loss carryforwards of approximately $795,798 and $565,161, respectively, which may be applied against future taxable income and which expire in various years through 2035. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryfowards of approximately $99,211 and $64,615 at June 30, 2016 and 2015, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $34,596 and $45,650, respectively, for the periods ended June 30, 2016 and 2015.

Deferred tax assets are comprised of the following:

	2016	2015
Deferred tax assets:
NOL carryover	119,370	$84,774
Organization Expense	(1,409)	(1,409)
Impairment Loss	(18,750)	(18,750)
Valuation allowance	(99,211)	(64,615)
Net deferred tax asset	$–	$–

NOTE 5 – Stockholders’ Equity

Common Stock

The Company has authorized 200,000,000 shares of common stock, $0.001 par value.

In February, March and April 2014, the Company issued 22,500,000 shares to officers and investors for cash of $22,500, or $0.001 per share.

On April 22, 2014, the Company issued 11,500,000 shares of the Company’s common stock to the Company’s Science Advisory Board members as noncash compensation for services to be rendered valued at $11,500 or $0.001 per share. Of these shares, 3,831,999 (valued at $3,832) vested during the period ended June 30, 2014 and 7,668,001 (valued at $7,668) remained unvested and were reflected as prepaid expenses as of June 30, 2014.  On August 13, 2014, 250,000 shares previously issued to a Science Advisory Board member were cancelled, 83,000 of which had previously vested and 167,000 were unvested. The shares were valued at $0.001, or $250. An additional 3,666,667 shares (valued at $3,667) vested during the three months ended September 30, 2014 and 3,834,334 (valued at $3,834) remain unvested and are reflected as prepaid expenses as of June 30, 2016. On August 19, 2016, the 3,834,334 unvested shares were cancelled and returned to treasury for nonperformance and in anticipation of the EveryStory, Inc. Transaction (NOTE 7).

On July 29, 2014, $575,000 of convertible notes payable were extinguished via issuance of 2,875,000 shares of common stock at a rate of $0.20 per share. The shares were recorded at $0.001, or $2,875. The balance of $572,125 was recorded as additional paid in capital.

On August 25, 2014, the Company issued 1,000,000 shares of common stock to a Director. The shares were valued at $0.001, or $1,000. Of these shares, 250,000 (valued at $250) vested during the quarter ended September 30, 2014 and another 250,000 (valued at $250) vested during the quarter ended September 30, 2015. 500,000 (valued at $500) remain unvested. 250,000 shares will vest each year on August 25 in 2016 and 2017 as long as the individual remains as a Director of the Company. The unvested shares are reflected as prepaid expenses at June 30, 2016. On August 19, 2016, all 1,000,000 shares were cancelled and returned to treasury for nonperformance and in anticipation of the EveryStory, Inc. Transaction (NOTE 7).

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

Deferred Compensation

During the period ended June 30, 2014, 11,500,000 shares of common stock were issued to the Company’s Science Advisory Board members at $0.001 per share.  The unvested portion of the shares at June 30, 2014 (7,668,001 unvested shares) increased prepaid expenses by $7,668. During the three months ended September 30, 2014, 167,000 of the unvested shares were cancelled, and an additional 3,666,667 shares vested. The unvested number of shares at June 30, 2016 is 3,834,334, representing prepaid expenses of $3,834.

During the three months ended September 30, 2014, 1,000,000 shares of common stock were issued to a Director at $0.001 per share. The unvested portion of the shares at June 30, 2016 (500,000 unvested shares) increased prepaid expenses by $500.

As of June 30, 2016, the balance of unvested compensation cost expected to be recognized is $4,334 and is recorded as a prepaid expense on the Consolidated Balance Sheets. The unvested compensation is expected to be recognized over the weighted average period of approximately two years (through August 25, 2017).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value.

On May 13, 2016, the Company commenced a non-public offering of up to 150,000 shares of Series A Preferred Stock (the “Series A Shares”) at $0.80 per Series A Share to be sold pursuant to Rule 506(b) of Regulation D promulgated by the Securities and Exchange Commission (the “Private Offering”). The Series A Shares are convertible into shares of the Company’s Common Stock (“Common Shares”) at any time as desired by the holder at a conversion rate of 80 Common Shares for each Series A Share converted, subject to adjustments in the event of stock splits, recapitalizations, or similar events, provided that the Series A Shares will not be adjusted for any reverse stock split for a period of one year from the filing date of the Certificate of Designation creating the series, which occurred on June 20, 2016. At June 30, 2016, the Company had sold 47,500 Series A Shares for gross proceeds of $38,000. During the period of July 1, 2016 until the closing of the Private Offering, the Company sold 52,500 Series A Shares for gross proceeds of $42,000, for a total of 100,000 Series A Shares issued for $80,000 gross proceeds.

The conversion option embedded within the Series A Shares is a derivative that qualifies for permanent equity treatment, with total proceeds allocated to a beneficial conversion feature (the “BCF”). The BCF and related discount were offsetting entries to additional paid-in capital.

NOTE 6 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ending June 30, 2016 and 2015:

	Year Ended 06-30-2016	Year Ended 06-30-2015

Loss from continuing operations available to common stockholders (numerator)	$(230,637)	$(379,335)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	47,625,000	46,960,959

Dilutive loss per share was not presented, as the Company’s common equivalent shares for all periods presented would have an anti-dilutive effect on loss per share.

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

Entry into Amended and Restated Acquisition and Share Exchange Agreement; Completion of Acquisition of Assets

On September 21, 2016, the Company entered into an Amended and Restated Acquisition and Share Exchange Agreement (the “A&R Agreement”) with EveryStory, Inc., a Delaware corporation (“EveryStory”), and each of its shareholder (the “Shareholders”), and closed the acquisition (the “Acquisition”) of the ownership of EveryStory (the “Closing”).

Pursuant to the A&R Agreement, the Company acquired all of the outstanding shares of EveryStory, and agreed to issue an aggregate of 77,377,712 shares of the Company’s common stock to the EveryStory holders, with the understanding that an additional 45,247,288 shares were to be reserved for issuance to holders of EveryStory derivative securities which are convertible or exercisable into shares of EveryStory common stock (collectively, the “Exchange Shares”). Additionally, prior to Closing, the parties agreed that certain shares of the Company’s common stock were to be returned to the Company for cancellation, resulting in the current Company’s shareholders owning an aggregate of 40,875,000 shares of the Company’s common stock immediately prior to the Closing.

Pursuant to the A&R Agreement, the 122,625,000 Exchange Shares issued or to be issued to the EveryStory constituted 75% of the total issued and outstanding shares of the Company’s common stock, and the legacy Company shareholders (who were the owners of the Company’s common stock immediately prior to the Closing) owned an aggregate of 40,875,000 shares, which constituted 25% of the total outstanding Company common stock.

The Company’s and EveryStory’s management agreed, and the A&R Agreement provides, that following the Closing, the Company will conduct a reverse stock split (discussed in more detail below), following which the outstanding shares of the Company’s Series A Preferred Stock will convert into a total of 8,000,000 post-reverse-split common stock. Following such conversion, the EveryStory owners will own or have the right to receive shares of the Company’s common stock equal to 60% of the then-outstanding Company common stock, and the Company legacy shareholders will own shares of the Company’s common stock equal to 40% of the then-outstanding Company common stock, consisting of 8,000,000 shares of Company common stock issued on conversion of the Company’s Series A Preferred Stock (20%) and 8,000,000 shares of the Company’s common stock owned by the other legacy Company shareholders (20%).

As a result of the Closing of the A&R Agreement, EveryStory became a wholly owned subsidiary of the Company. Additionally, the directors and officers of the Company immediately prior to the Closing appointed the EveryStory management to become officers and directors of the Company, and then resigned from their positions with the Company. In addition, the Company terminated its pre-Closing business operations and agreed to dissolve its other wholly owned subsidiary, Knowledge Machine, Inc.

Share Ownership Following Closing

Prior to Closing, the Company had 40,875,000 shares of its common stock outstanding. Upon Closing, the Company issued an aggregate of 77,377,712 shares of its common stock to the then current shareholders of EveryStory. Additionally, at Closing, EveryStory had options to issue a total of 600,000 shares of its common stock, and convertible debt securities that would be convertible into 672,533 shares of EveryStory’s common stock. In connection with the Closing, the Company agreed to reserve an aggregate of 45,247,288 shares of its common stock for issuance in connection with the future exchange of shares of EveryStory common stock issued upon exercise of EveryStory options or conversion of EveryStory convertible debt securities.

Closing of Convertible Note Offering

The Company conducted a private offering of convertible notes (the “Note Offering”) to raise additional capital that would remain in the Company following the Closing. In the convertible note offering, the Company raised an aggregate of $240,000, which will be a component of the post-Closing capitalization of the Company. In the Note Offering, investors entered into a securities purchase agreement (the “Note SPA”) and were issued a convertible redeemable promissory note (collectively, the “Convertible Note”). Pursuant to the terms of the Note SPA, each investor represented and warranted that it was an accredited investor and that he or she was purchasing the Convertible Note for his or her own account, and not with a view to distribution, as well as other standard representations made in private transactions. Also pursuant to the Note SPA, the Company has the right to put an additional Convertible Note (in the same principal amount as purchased by the applicable investor) beginning on January 3, 2017, subject to certain conditions. The Convertible Notes bear interest at a rate of 10%, and mature on September 13, 2017, if not converted or prepaid prior to that. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $0.195, subject to adjustment as described in the Convertible Note. Up to 50% of the Convertible Notes may be repaid by the Company any time prior to 180 days after the issuance of the Convertible Notes, with a 30% premium to be paid in connection with the prepayment.

Based on the terms of the Convertible Notes, absent any adjustment of the conversion price, the Company could be required to issue up to 1,230,769 shares of the Company’s common stock if the entire principal amounts of the Convertible Notes were converted. The Company could be required to issue additional shares of its common stock if interest accruing on the Convertible Notes is converted into shares (on the same formula as that of the Convertible Notes), although the Company cannot determine how many shares could be issued until such conversions occur.

Change in Control

Immediately prior to the Closing, there were 40,875,000 shares of the Company’s common stock. In connection with the Closing, the Company issued an aggregate of 77,377,712 shares to the EveryStory shareholders, and 45,247,288 shares were reserved for issuance to the holders of EveryStory options and convertible debt instruments, and the parties to the A&R Agreement understand and anticipate that all such holders would exercise and convert their securities into the reserved shares of the Company.

As noted, once

•	the Reverse Split has taken place;
•	all of the Company’s convertible preferred shares are converted into shares of the Company’s common stock;
•	all of the EveryStory convertible notes are converted into shares of EveryStory common stock and then exchanged for shares of the Company’s common stock; and
•	all of the EveryStory options have been exercised into shares of EveryStory common stock and then exchanged for shares of the Company’s common stock,

then the legacy Company shareholders would own 40%, and the EveryStory shareholders and option and convertible debt holders would collectively own 60%. As of the date of this Report, the Company’s management is unaware of any agreements between the EveryStory shareholders, the EveryStory option holders, the EveryStory convertible debt holders, or anyone else to work together. Nevertheless, numerically, the EveryStory securities holders do or will own more than 50% of the outstanding common stock of the Company, and as such, a change of control could be deemed to have occurred.

Termination and Settlement Agreements

Effective September 16, 2016, the Company entered into Settlement and Termination Agreements with Mountain Ranch Partners, Inc., New Hampshire Technical Associates, LLC, and Zephyr Equities, Inc., respectively, which terminated existing consulting agreements with each of the entities (see NOTE 8). Under the Settlement and Termination Agreements, all outstanding amounts owed to each entity were forgiven except for $35,000 owed to Zephyr Equities, which was paid on September 26, 2016.

NOTE 8 - Related Party Transactions

In January 2014, the Company entered into a consulting agreement with Northern New Hampshire Technical Associates, a company owned and controlled by the Company’s President/CEO, under which the President/CEO performs services for the Company as an officer, director, and Science Advisory Board member for $6,000 per month plus travel and expense reimbursement. This contract was renewed August 1, 2014 for a one-year period with a one-year automatic extension. Also in January 2014, the Company entered into a consulting agreement with Zephyr Equities, a company owned and operated by a significant shareholder and former director of the Company, under which Zephyr Equities manages corporate organizational matters and day-to-day operations of the Company for $3,500 per month plus travel and expense reimbursements. This contract was renewed September 1, 2014 for a one-year period with a one-year automatic extension. The Company also pays monthly rent of $750 to Zephyr Equities. In August 2015, the Company entered into a management advisory agreement with Mountain Ranch Partners, Inc., a significant common and preferred shareholder of the Company, whereby Mountain Green Partners, Inc. would seek out companies that would be potential acquisition targets for the Company. This contract was in effect for the period of August 2015 through May 2016.

The Company incurred a total expense of $133,900 with these consultants and made repayments of $20,100 during the year ended June 30, 2016. In addition, these consultants paid expenses of $11,189 on behalf of the Company for a net increase of $124,989. The Company incurred a total expense of $126,683 with these consultants and made repayments of $78,483 during the year ended June 30, 2015 (net increase of $48,200). Of the expenses incurred, $181,989 and $57,000 were outstanding at June 30, 2016 and 2015, respectively.

