Form 10-QT
period 2016-09-30
DTHERA SCIENCES
filed 2016-11-21
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 30, 2016 (Q1) to September 30, 2016 (Q3) (see explanatory note.)

Commission File Number: 333-191175

DTHERA SCIENCES

(Exact name of registrant as specified in its charter)

Nevada	90-0925768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7310 Miramar Rd., San Diego, CA 92126	03301
(Address of principal executive offices)	(Zip Code)

(858) 215-6360

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 21, 2016, was 40,000,000.

EXPLANATORY NOTE

As reported by Dthera Sciences (formerly Knowledge Machine International, Inc.) (the “Company”) in a Current Report filed with the Commission on September 27, 2016, the Company closed a transaction whereby it acquired 100% of the outstanding stock of EveryStory, Inc., a Delaware corporation (“EveryStory”). The transaction is referred to in this Quarterly Report as the “EveryStory Transaction.”

On November 21, 2016, the Company filed an amendment to the prior current report to provide the financial statements of EveryStory as well as pro forma financial statements, all as required by the Commission’s rules. EveryStory’s year end is December 31, and the financial statements provided included the audited financial statements for the years ended December 31, 2015 and 2014, as well as reviewed interim financial statements through June 30, 2016.

As reported by the Company on a Current Report filed on November 17, 2016, the Company changed its fiscal year end from June 30 to December 31, to better track to the operations and business of the Company’s subsidiary, EveryStory, Inc., the operations of which have become the business and operations of the Company.

The Company will file a Transition Report on Form 10-KT to provide the audited financial statements for the year ended December 31, 2016, following which time, the Company will report on a December 31 year-end basis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DTHERA SCIENCES

FKA Knowledge Machine International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$115,531	$27,238
Prepaid expenses	5,000	21,390
Deposits	1,000	1,000
TOTAL CURRENT ASSETS	121,531	49,628

LONG TERM ASSETS
Property and equipment, net	936	1,648
TOTAL LONG TERM ASSETS	936	1,648

TOTAL ASSETS	$122,467	$51,276

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$139,960	$149,965
Accrued interest	–	17,993
Derivative liabilities	191,949	–
Notes payable-related party	–	61,064
Notes payable	20,000	–
Convertible notes payable, net	11,178	189,243
Convertible notes payable-related party, net	–	29,114
TOTAL CURRENT LIABILITIES	363,087	447,379

LONG TERM LIABILITIES
Convertible notes payable, net	–	270,000
Convertible notes payable-related party, net	–	30,000
TOTAL LONG TERM LIABILITIES	–	300,000

TOTAL LIABILITIES	363,087	747,379

STOCKHOLDERS' DEFICIT
Preferred stock 1,000,000 Shares Authorized; $0.001 Par Value; 112,690 and 0 shares issued and outstanding as at September 30, 2016 and December 31, 2015	11	–
Common stock 200,000,000 Shares Authorized; $0.001 Par Value; 40,000,000 and 14,353,091 shares issued and outstanding as of September 30, 2016 and December 31, 2015	40,000	14,311
Additional paid in capital	1,159,377	73,182
Accumulated deficit	(1,440,008)	(783,596)
Total Stockholders' Deficit	(240,620)	(696,103)
Total Liabilities and Stockholders' Deficit	$122,467	$51,276

The accompanying notes are an integral part of these condensed financial statements

DTHERA SCIENCES

FKA Knowledge Machine International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES
Sales	$–	$–	$–	$–
Cost of services	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING EXPENSES
Amortization and depreciation	239	–	712	–
General and administrative	136,209	177,010	388,402	259,229
Professional fees	183,312	37,317	212,464	137,934
TOTAL OPERATING EXPENSES	319,760	214,327	601,578	397,163

OPERATING LOSS	(319,760)	(214,327)	(601,578)	(397,163)

OTHER EXPENSES
Interest expense	(32,962)	(6,805)	(68,800)	(6,953)
Derivative expense	(30,197)	–	(30,197)	–
Gain on derivative liability	68,248	–	68,248	–
Gain on extinguishment of debt	34,875	–	34,875	–
Impairment of intangible assets	–	–	(58,960)	–
TOTAL OTHER EXPENSES	39,964	(6,805)	(54,834)	(6,953)

NET LOSS	$(279,796)	$(221,132)	$(656,412)	$(404,116)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	17,713,943	14,774,889	15,512,115	11,852,384

Loss per share
Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements

DTHERA SCIENCES

FKA Knowledge Machine International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(656,412)	$(404,116)
Adjustments for non-cash items:
Amortization and depreciation	17,316	–
Impairment of intangible assets	58,960	–
Stock issued for services	16,750	–
Gain on extinguishment of debt	(34,875)	–
Gain on derivative liability	(68,248)	–
Initial derivative expense	30,197	–
Options issued for services	105,141	–
Operating expense paid in behalf of the company	20,627	38,859
Changes in operating assets and liabilities:
Prepaid expenses	16,390	(18,992)
Deposits	–	(1,000)
Accounts payable and accrued liabilities	166,350	153,524
Accrued interest	52,197	6,953
NET CASH USED IN OPERATING ACTIVITIES	(275,607)	(224,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	–	(2,166)
NET CASH USED IN INVESTING ACTIVITIES	–	(2,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	–	3,962
Proceeds from issuance of notes payable	20,000	–
Proceeds from issuance of notes payable - related party	–	25,000
Proceeds from issuance of convertible notes	330,000	140,000
Proceeds from issuance of notes payable - related party	94,000	–
Proceeds from issuance of convertible notes - related party	–	115,000
Payments of notes payable - related party	(80,100)	(58,033)
NET CASH PROVIDED BY FINANCING ACTIVITIES	363,900	225,929

NET CHANGE IN CASH AND CASH EQUIVALENTS	88,293	(1,009)

CASH AND CASH EQUIVALENTS
Beginning of period	27,238	8,641

End of period	$115,531	$7,632

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for assets	$58,960	$–
Common stock issued for interest	$6,700	$–
Preferred shares issued for debt	$112,690	$–
Share issued in settlement of stock options	$4,135	$–
Shares issued in settlement of debt	$731,391	$–
Assets & liabilities settled in Share exchange	$56,355	$–
Debt discount on convertible debt	$240,000	$–

The accompanying notes are an integral part of these condensed financial statements

DTHERA SCIENCES

FKA Knowledge Machine International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016, and December 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of Dthera Sciences (the “Company”) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this Report, the Company had an accumulated deficit of $1,440,008, negative working capital of $240,620, and no revenues to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. As of the date of this Report, the Company had not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its operations. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, (c) placing revenue producing services into place (d) identifying and executing on additional revenue generating opportunities.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Dthera Sciences (formerly Knowledge Machine International, Inc.) is a Nevada corporation, and was incorporated on December 12, 2013.

The Company offers a subscription-based service that captures, shares, and stores photos and audio in cloud. It offers the EveryStory platform, which enables users to preserve and share memories, and will initially target a Quality of Life benefit in certain patient populations, principally patients suffering from Alzheimer’s disease and dementia. On September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). Following the acquisition (referred to herein as the “EveryStory Transaction”), the Company’s business is to develop a Digital Therapeutic technology designed to deliver Reminiscence Therapy to certain patient populations, principally patients suffering from Alzheimer’s disease and dementia with the goal of a Quality of Life benefit and reduction in anxiety in those populations. As of the date of this Report, EveryStory was our only subsidiary. In connection with the EveryStory transaction, the Company dissolved its other former subsidiary entity and terminated its prior business operations.

Acquisition of EveryStory; EveryStory Transaction

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

On November 2, 2016, a reverse stock split (the “Reverse Split”) of the Company’s common stock took effect. The ratio of the Reverse Split was 1:5.109375, meaning one new share for each 5.109375 old shares of the Company’s common stock. All share numbers provided in this Quarterly Report are given on a post-reverse-split basis.

Accounting Basis

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with U.S. GAAP.   As disclosed in a Current Report on Form 8-K filed November 17, 2016, the Company recently changed to a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates are made in relation to the allowance for doubtful accounts and the fair value of certain financial instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of Dthera Sciences and its subsidiaries. All significant inter-Company accounts and transactions have been eliminated.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under Accounting Standards Codification (“ASC”) 815, "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock-Based Compensation

The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Black-Scholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Loss Per Share

Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period.

Diluted loss per Common Share is computed by dividing loss attributable to Common shareholders by the weighted-average number of Shares of Common Stock outstanding during the period increased to include the number of additional Shares of Common Stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible Preferred Stock, stock options, warrants, and convertible debt. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s Common Stock can result in a greater dilutive effect from potentially dilutive securities.

For the nine months ended September 30, 2016 and 2015, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 240,886 and 0 at nine months ended September 30, 2016 and 2015, respectively.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment were comprised of the following as of September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
Computer & Equipment	2,816	2,816
Less: Accumulated Depreciation	(1,880)	(1,168)
Net Property and Equipment	$936	$1,648

NOTE 5 – ASSET ACQUISITION

On June 5, 2016, EveryStory issued 88,000 pre-split/614,340 post-split new shares for the purchase agreement for an SIT Patent at $0.67 per share for a value of $58,960. The price per share for Common Stock issued was based on the relative fair market value of the Common Stock using the backsolve valuation method.

The Company evaluated this acquisition in accordance with ASC 805, Business Combinations (10-55-4) to discern whether the assets and operations of SIT met the definition of a business. The Company concluded there were not a sufficient number of key processes obtained to develop the inputs into outputs, nor could such processes be easily obtained by the Company. Accordingly, the Company accounted for this transaction as the acquisition of assets.

The transaction was accounted for in accordance with asset acquisition guidance found in ASC 805. The consideration transferred and assets acquired recognized is as follows:

Consideration paid:	$
Common Stock		58,960

Consideration received:	$
Intangible assets		58,960

Net value of assets purchased:		58,960

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following of September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
Technology asset purchase	$58,960	$7,100
Less: Accumulated Amortization	–	–
Less: Impairment	(58,960)	(7,100)
Net Intangible Assets	$–	$–

The Company impaired intangible assets related to the technology asset purchase and patent purchase due to no revenue production, totaling $58,960 and $7,100, for the years ended September 30, 2016 and 2015, respectively.

NOTE 7 – LOANS PAYABLE

Notes Payable – Related Parties

Notes payable due to related parties consisted of the following as of September 30, 2016 and December 31, 2015:

Balance December 31, 2015	$61,064
Cash additions	94,000
Expense additions	20,627
Cash payments	(80,100)
Conversions	(95,591)
Balance September 30, 2016	$–

During the nine months ended September 30, 2016 and the year ended December 31, 2015, the company Founder and CEO advanced $88,000 and $110,000, and expense additions of $20,627 and $68,904, and was repaid $66,000 and $75,000, respectively. The notes bear an interest rate of 0% per annum.

During the nine months ended September 30, 2016 and the year ended December 31, 2015, the company Founder and CTO advanced $6,000 and $25,000, and expense additions of $0 and $595, and was repaid $14,100 and $73,153, respectively. The notes bear an interest rate of 0% per annum.

On September 21, 2016, the Company’s wholly owned subsidiary (EveryStory) issued 112,690 shares of the EveryStory Series A Preferred Stock to the CEO and CTO in exchange for and as full payment of amounts to them which included $6,096 of accrued expenses, $95,591 of related party loans, $10,000 of convertible notes payable and $1,003 of accrued interest on the convertible notes payable. The EveryStory Series A Preferred stock are redeemable at any time for cash on a dollar-per-dollar basis at a redemption price of $1.00 per share. If not redeemed for cash, the shares of EveryStory Series A Preferred can be convertible into an aggregate of 160,986 shares of common stock, using a conversion price of $0.70 per share pursuant to the A&R Agreement.

Notes Payable

Notes payable consisted of the following as of September 30, 2016, and December 31, 2015:

Balance December 31, 2015	$–
Cash additions	20,000
Expense additions	–
Cash payments	–
Conversions	–
Balance September 30, 2016	$20,000

On August 3, 2016, the Company entered into a promissory note purchase agreement with an unrelated individual for $20,000, pursuant to the original version of the Share Exchange Agreement with EveryStory dated July 1, 2016. This note is due on demand. In lieu of interest, the Company issued 10,000 pre-split split shares of the Company’s common stock (69,811 post-split shares of the Company’s common stock) for a value of $6,700.

Convertible Notes Payable – Related Parties

Convertible notes payable due to related parties consisted of the following as of September 30, 2016, and December 31, 2015:

Balance December 31, 2015	$60,000
Cash additions	–
Expense additions	–
Conversions	(60,000)
Debt discount from debt issuance costs	–
Balance September 30, 2016	$–

On June 29, 2015, the Company issued to two related party individuals convertible notes for $30,000 that mature on December 31, 2016. The notes bear an interest rate of 12% per annum and are convertible into shares of the Company’s common stock at the lesser of 70% of the price per share paid by the investors for the next preferred stock in a qualified financing or the quotient of $2,000,000 divided by the fully diluted capitalization of the Company immediately prior to the closing date of the qualified financing.

On November 18, 2015, the Company issued to two related party individuals convertible notes for $30,000 that mature on November 18, 2017. The notes bear an interest rate of 12% per annum and are convertible into shares of the Company’s common stock at the lesser of 60% of the lowest price per share paid by the investors for the next preferred stock in a qualified financing or the quotient of $5,000,000 divided by the fully diluted capitalization of the Company immediately prior to the closing date of the qualified financing.

On September 21, 2016, in connection with the EveryStory Transaction and the A&R Agreement, the Company's CEO converted the full balance of notes totaling $10,000 of principal and $1,003 of interest, and a director of the Company converted $50,000 of principal and $6,231 of interest into an aggregate of 478,419 shares of the Company’s common stock.

Convertible Notes Payable

Notes payable due to non-related parties consisted of the following as of September 30, 2016, and December 31, 2015:

Balance December 31, 2015	$465,000
New additions	340,000
Conversions	(656,000)
Debt discount	(228,822)
Balance September 30, 2016	$11,178

On June 29, 2015, the Company issued to ten unrelated individuals convertible notes in the aggregate amount of $195,000 that mature on December 31, 2016. The notes bear an interest rate of 12% per annum and are convertible into shares of the Company’s common stock at the lesser of 70% of the price per share paid by the investors for the next preferred stock in a qualified financing or the quotient of $2,000,000 divided by the fully diluted capitalization of the Company immediately prior to the closing date of the qualified financing. On September 21, 2016, all of these convertible notes were converted into common stock based on the terms of the A&R Agreement.

On October 20, 2015, the Company issued to an unrelated individual a convertible note for $5,000 that matures on October 20, 2017. The note bears an interest rate of 12% per annum and is convertible into shares of the Company’s common stock at the lesser of 60% of the lowest price per share paid by the investors for the next preferred stock in a qualified financing or the quotient of $5,000,000 divided by the fully diluted capitalization of the Company immediately prior to the closing date of the qualified financing. On September 21, 2016, this convertible note was converted into common stock based on the terms of the A&R Agreement.

On November 18, 2015, the Company issued to eleven unrelated individuals convertible notes in the aggregate amount of $265,000 that mature on November 18, 2017. The notes bear an interest rate of 12% per annum and are convertible into shares of the Company’s common stock at the lesser of 60% of the lowest price per share paid by the investors for the next preferred stock in a qualified financing or the quotient of $5,000,000 divided by the fully diluted capitalization of the Company immediately prior to the closing date of the qualified financing. On September 21, 2016, all of these convertible notes were converted into common stock based on the terms of the A&R Agreement.

On February 9, 2016, the Company issued to an unrelated individual two convertible notes for $100,000 that mature on February 9, 2018. The notes bear an interest rate of 0% per annum and are convertible into shares of the Company’s common stock at the $1.60 per share. On September 21, 2016, these convertible notes were converted into common stock based on the terms of the A&R Agreement.

On September 13, 2016, the Company conducted a private offering of convertible notes (the “Note Offering”) to raise additional capital that would remain in the Company following the Closing of the EveryStory Transaction. In the convertible note offering, the Company raised an aggregate of $240,000, which will be a component of the post-Closing capitalization of the Company. In the Note Offering, investors entered into a securities purchase agreement (the “Note SPA”) and were issued a convertible redeemable promissory note (collectively, the “Convertible Notes”). Pursuant to the terms of the Note SPA, each investor represented and warranted that it was an accredited investor and that he or she was purchasing the Convertible Notes for his or her own account, and not with a view to distribution, as well as other standard representations made in private transactions. Also pursuant to the Note SPA, the Company has the right to put an additional Convertible Note (in the same principal amount as purchased by the applicable investor) beginning on January 3, 2017, subject to certain conditions. The Convertible Notes bear interest at a rate of 10%, and mature on September 13, 2017, if not converted or prepaid prior to that. The Convertible Notes convert into shares of the Company's common stock at a price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock as reported on the OTC Market platform on which the Company’s shares are quoted or any exchange upon which the Common Stock may be traded in the future ("Exchange"), on the date of the closing of the EveryStory Transaction. Up to 50% of the Convertible Notes may be repaid by the Company any time prior to 180 days after the issuance of the Convertible Notes, with a 30% premium to be paid in connection with the prepayment.

On September 21, 2016 as part of the EveryStory Transaction, 28 note holders converted promissory notes in the aggregate amount of $565,000 and interest totaling $56,256 into 566,503 pre-split/3,954,836 post-split shares of the Company’s common stock.

For the nine months ended September 30, 2016, conversions of convertible notes into common stock totaled $625,000 and interest totaling $63,713, converted into 635,033 pre-split/4,433,255 post-split shares of the Company’s common stock.

NOTE 8 –DERIVATIVE LIABILITIES

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has four liability measured at fair value on a recurring basis, which consists of a derivative liability on certain convertible notes payable (see note 7). As of September 30, 2016 this derivative liability had an estimated fair value of $191,949. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of  September 30, 2016:

Balance at December 31, 2015	$–
Issuances	260,197
Change in Fair Value of Derivative	(68,248)
Balance at September 30, 2016	$191,949

The fair value of this derivative liability was calculated using the multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion feature with the reset provisions; redemption provisions; and the default provisions. Assumptions used to calculate the fair value of the derivative liability were as follows:

September 30,
2016
Expected term in years	1.00 - 0.95 years
Risk-free interest rates	0.56 - 0.63%
Volatility	103.83 - 176.59%
Dividend yield	0%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time. The Company notes that the notes have matured and is no longer calculating a derivative value for these notes.

NOTE 9 –PREFERRED STOCK

Preferred Shares – EveryStory Inc.

The Company’s subsidiary, EveryStory, Inc. (“EveryStory”), has authorized 10,000,000 shares of $0.0001 par value per share Preferred Stock, of which 112,690 and 0 units were issued and outstanding as of September 30, 2016, and December 31, 2015, respectively.

On September 21, 2016, EveryStory issued 112,690 shares of the EveryStory Series A Preferred Stock to the CEO and CTO in exchange for and as full payment of amounts to them which included $6,096 of accrued expenses, $95,591 of related party loans, $10,000 of convertible notes payable and $1,003 of accrued interest on the convertible notes payable. The EveryStory Series A Preferred stock are redeemable at any time for cash on a dollar-per-dollar basis at a redemption price of $1.00 per share. If not redeemed for cash, the shares of EveryStory Series A Preferred can be converted into an aggregate of 160,986 shares of common stock of EveryStory (using a conversion price of $0.70 per share pursuant to the A&R Agreement), which then would be automatically converted into shares of the Company’s Common Stock, per the A&R Agreement.

Preferred Shares – Dthera Sciences

The Company has authorized 10,000,000 shares of $0.001 par value per share Preferred Stock, of which no shares were issued and outstanding as of the date of this Report.

Series A Convertible Preferred Stock

The Company authorized to issue 1,000,000 preferred shares, par value $0.001 per share, including 150,000 of which were designated as Series A Shares. The Series A Shares have the following rights and preferences:

•	The Series A Shares are convertible into shares of the Company’s Common Stock at any time at a conversion rate of 80 shares of Common Stock for each Series A Share converted, subject to adjustments in the event of stock splits, recapitalizations, or similar events, provided that the Series A Shares will not be adjusted for any reverse stock split for a period of one year from the filing date of the Certificate of Designations creating the series, which is intended to occur with the first sale of Series A Shares in this offering.

•	The Series A Shares are entitled to the number of votes equal to the number of whole shares of Common Stock into which the Series A Shares are convertible and vote together with the holders of the Common Stock, except as otherwise required by Nevada law or as provided in the Certificate of Designations for the Series A Shares.

•	A majority vote of the outstanding Series A Shares voting as a single class is required for any of the following actions:

o	Any alteration, amendment, or change in the rights, preferences or privileges of the Series A Shares;

o	Any amendment to the Company’s Certificate of Incorporation or Bylaws that would impair or reduce the rights of the Series A Shares; and

o	Any transaction resulting in the redemption of any of the Company’s securities.

•	In the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company (including a disposition of substantially all of our assets, whether by sale, merger or other reorganization, or a sale of over 50% of the ownership of the Company), the holders of the Series A Shares will be entitled to receive the greater of 150% of the purchase price of the Series A Shares, plus accrued dividends, if any, or the amount distributed to the holders of the Common Stock as though the Series A Shares were converted. Liquidating distributions will be in preference to the holders of Common Stock.

•	The holders of the Series A Shares are not entitled to preference over the common shares on dividends, if any, declared by the Board.

•	There are no redemption or sinking fund provisions applicable to the Series A Shares.

Pursuant to the terms of the A&R Agreement, following the effectiveness of the Reverse Split, all of the outstanding shares of the Company’s Series A Preferred Stock were converted into an aggregate of 160,986 shares of common stock of EveryStory (using a conversion price of $0.70 per share pursuant to the A&R Agreement), which then would be automatically converted into shares of the Company’s common stock, per the A&R Agreement.

NOTE 10 – COMMON STOCK

The Company (Dthera) has authorized 200,000,000 shares of $0.001 par value per share Common Stock, of which 5,729,722 pre-split/40,000,000 post-split shares and 2,050,000 pre-split/14,311,341 post-split shares were issued outstanding as of September 30, 2016, and December 31, 2015, respectively.

On February 23, 2016, EveryStory amended its Certificate of Incorporation to increase the number of authorized shares to 100,000,000. The activity surrounding the issuances of the Common Stock by EveryStory is as follows:

Nine months Ended September 30, 2016

EveryStory issued 436,321 shares of EveryStory’s common stock for the services value of $41,875 and recorded a $34,875 gain on extinguishment of debt. EveryStory issued 614,340 shares of EveryStory’s common stock for the purchase agreement for an SIT Patent for a value of $58,960. The price per share for Common Stock issued for services was based on the relative fair market value of the Common Stock using the backsolve valuation method.

On September 21, 2016 as part of the A&R Agreement, EveryStory issued 635,055 pre-split/4,433,255 post-split shares of EveryStory’s common stock for the conversion of debt for a value of $730,174, and issued 10,000 pre-split/69,811 post split shares of EveryStory’s common stock in lieu of interest for a value of $6,700. EveryStory also issued 592,300 pre-split/4,134,930 post-split shares of EveryStory’s common stock for the conversion of 592,300 options. The Company exchanged 16,000,000 post-split shares of the Company’s common stock as part of the agreement totaling $56,355.

Year Ended December 31, 2015

EveryStory issued 900,000 pre-split/6,283,028 post-split shares of EveryStory Common Stock for net cash proceeds of $10,000 to Company founders. EveryStory also issued 50,000 pre-split/349,057 post-split shares of Common Stock as payment for services at $0.67 per share for a value of $33,500. The price per share for Common Stock issued for services was based on the relative fair market value of the Common Stock using the backsolve valuation method.

NOTE 11 – STOCK PURCHASE OPTIONS

In 2015, the Board of Directors of EveryStory approved the adoption of the EveryStory’s Stock Option Plan (“the Plan”). The purpose of the Plan is to advance the interests of EveryStory by encouraging and enabling acquisition of a financial interest in EveryStory by employees, consultants, and other key individuals. The Plan is intended to aid EveryStory in attracting and retaining key employees, to stimulate the efforts of such individuals and to strengthen their desire to remain with EveryStory. A maximum of 680,000 shares of EveryStory's Common Stock is reserved for issuance under stock options to be issued under the Plan. The Plan permits the grant of incentive stock options, non-statutory stock options and restricted stock awards. The Plan is administered by the Board of Directors or, at its direction, a Compensation Committee comprised of officers of EveryStory.

Stock Purchase Options

During the nine months ended September 30, 2016, EveryStory issued options to purchase a total of 106,100 valued at $63,678 with multiple vesting periods. EveryStory issued the options in conjunction with employment agreements. The price per share for Common Stock for the stock options was based on the relative fair market value of the Common Stock using the backsolve valuation method of applying the Option Pricing Method (OPM).

During the year ended December 31, 2015, EveryStory issued options to purchase a total of 486,200 shares of Common Stock valued at $75,457 with multiple vesting periods. EveryStory issued 127,200 options in conjunction to a consulting agreement entered into in May 10, 2015 and 359,000 options issued in conjunction with employment agreements entered into during the year. The options were valued using the Black-Scholes options pricing model under the assumptions noted below. The price per share for Common Stock for the stock options was based on the relative fair market value of the Common Stock using the backsolve valuation method of applying the Option Pricing Method (OPM).

The following table summarizes the changes in options outstanding of the Company during the nine months ending September 30, 2016:

	Number of Options	Weighted Average Exercise Price $
Outstanding, December 31, 2015	486,200	0.67
Granted	106,100	0.67
Converted	(592,300)	–
Outstanding, September 30, 2016	–	–

Exercisable, September 30, 2016	–	–

As of September 21, 2016 all EveryStory options were converted to the Company’s common stock as part of the share purchase agreement. As of September 30, 2016, the Company had $0 in unrecognized expense related to future vesting of stock options.

NOTE 12 – FAIR VALUE MEASUREMENTS

Liabilities measured at fair value on a recurring basis at September 30, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$–	$–	$–
Fair value of derivatives	$–	$191,949	$–	$191,949

Liabilities measured at fair value on a recurring basis at December 31, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$75,457	$–	$75,457
Fair value of derivatives	$–	$–	$–	$–

Fair value is calculated using the Black-Scholes options pricing model.

NOTE 13- SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

Reverse Stock Split; Conversion of Outstanding Knowledge Machine Series A Preferred Stock

On November 2, 2016, a reverse stock split (the “Reverse Split”) of the Company’s common stock took effect. The ratio of the Reverse Split was 1:5.109375, meaning one new share for each 5.109375 old shares of the Company’s common stock. In lieu of issuing fractional shares, the Company’s transfer agent was instructed to round up to the nearest whole share.

Immediately following the effectiveness of the Reverse Split, the Company’s 100,000 outstanding shares of Series A Preferred Stock were converted, pursuant to their terms, into 8,000,000 shares of post-Reverse Split common stock. Additionally, through the application of the Reverse Split, the 40,875,000 shares of common stock held by the legacy shareholders of Knowledge Machine following the closing of the EveryStory Transaction and immediately prior to the Reverse Split became 8,000,000 shares of common stock. Accordingly, the legacy shareholders of Knowledge Machine International, including the holders of the shares of Series A Preferred Stock, owned an aggregate of 16,000,000 shares of the Company’s common stock. The shares of the Company’s common stock held by the former EveryStory Shareholders went from 77,377,712 to 15,144,262 shares by virtue of the Reverse Split, with an additional 8,855,738 shares of the Company’s common stock reserved for issuance to the holders of EveryStory convertible instruments, including convertible notes, options, and other derivative securities.

Following the Reverse Split, the Company had 35,853,007 shares of common stock outstanding, consisting of 27,853,007 shares outstanding resulting from the Reverse Split, and the 8,000,000 shares of the Company’s common stock issued on conversion of the prior KMI Series A Preferred Stock immediately following the Reverse Split.

The Reverse Split was approved by the Board of Directors and the shareholders of the Company prior to the closing of the EveryStory Transaction, which approval was included in the closing conditions to the EveryStory Transaction.

Name Change; Ticker Symbol Change Requested

In connection with the closing of the EveryStory Transaction and the divestiture of the prior business and operations of the Company, as well as the new focus of the Company on the digital therapeutics and reminiscence therapy focus of the Company, the Board of Directors and the majority shareholders of the Company immediately following the closing of the EveryStory Transaction approved an amendment to the Company’s Articles of Incorporation to change the name of the Company (the “Name Change”) from Knowledge Machine International, Inc., to Dthera Sciences. The Name Change took effect at the same time as the Reverse Split on November 2, 2016.

In connection with the Name Change, and to help current shareholders and new investors better understand the business of the Company, the Company requested that a new ticker symbol be assigned to the Company. The Company has requested “DTHR” as the new ticker symbol, which will take effect twenty business days following the effectiveness of the Reverse Split (per FINRA rules).

New Website

Additionally, the Company launched a new website, www.dthera.com, to provide information about the Company, its business and operations, and additional information about digital therapeutics and reminiscence therapy. The link provided is for informational purposes only, and no information contained on the Company’s website should be deemed to be part of this or any filing of the Company.

Commencement of Clinical Trial

During November 2016, the University of California at San Diego began the previously disclosed clinical trial of the use of the EveryStory Platform as a Digital Therapeutic and Reminiscence Therapy treatment for patients with Alzheimer’s disease and other diagnoses of dementia. The Company anticipates that the clinical trial will be completed during the first quarter of 2017, and the Company will announce the results of the trial upon its completion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2016, and our interim financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars.

Forward-Looking Statement Notice

This quarterly report on Form 10-Q of Dthera Sciences (formerly Knowledge Machine International, Inc.) (the “Company”) contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, those set forth in our most recent annual report referenced below.

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A – Risk Factors as disclosed in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 13, 2016.

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

Transition Report – Explanatory Note

As reported by the Company in a Current Report filed with the Commission on September 27, 2016, the Company closed a transaction whereby it acquired 100% of the outstanding stock of EveryStory, Inc., a Delaware corporation (“EveryStory”). The transaction is referred to in this Quarterly Report as the “EveryStory Transaction.”

On November 21, 2016, the Company filed an amendment to the prior current report to provide the financial statements of EveryStory as well as pro forma financial statements, all as required by the Commission’s rules. EveryStory’s year end is December 31, and the financial statements provided included the audited financial statements for the years ended December 31, 2015 and 2014, as well as reviewed interim financial statements through June 30, 2016.

As reported by the Company on a Current Report filed on November 17, 2016, the Company changed its fiscal year end from June 30 to December 31, to better track to the operations and business of the Company’s subsidiary, EveryStory, Inc., the operations of which have become the business and operations of the Company.

The Company will file a Transition Report on Form 10-KT to provide the audited financial statements for the year ended December 31, 2016, following which time, the Company will report on a December 31 year-end basis.

Overview

On September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). EveryStory offers a subscription-based service that captures, shares, and stores photos and audio in cloud. It offers the EveryStory platform, which enables users to preserve and share memories, and will initially target a Quality of Life benefit in certain patient populations, principally patients suffering from Alzheimer’s disease and dementia. As of the date of this Report, EveryStory was our only subsidiary. Additional information relating to the business and operations of EveryStory, which will become our business and operations, is given below. Prior to the closing of the transaction with EveryStory (the “EveryStory Transaction”), the Company had been incorporated in the State of Nevada on December 27, 2012, to engage in the development and operation of a business engaged in the distribution of high end edged tools produced outside the US. The Company conducted this business through October 22, 2014. On October 22, 2014, the Company acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”), which focused on new technologies, acquiring licensing rights to those technologies, and marketing the licensed technologies, and the Company sold off the edged tools business. In connection with the EveryStory Transaction, the Company dissolved Knowledge Machine, and terminated the technology licensing and marketing operations.

Subsequent to the closing of the EveryStory Transaction, the Company effectuated a reverse stock split of its outstanding common stock, changed its name from Knowledge Machine International to Dthera Sciences, and requested a new ticker symbol, which should take effect in late November 2016. Additional information about these events is included below under the heading “Recent Developments.”

Our principal offices are located at 7310 Miramar Rd., San Diego, CA 92126, and our mailing address is 9921 Carmel Mountain Road, Suite 118, San Diego, CA 92129.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

Plan of Operations

By way of background, EveryStory, Inc., a Delaware corporation, was founded on September 5, 2013. From inception until EveryStory formally launched operations in January 2014, EveryStory was a development stage company. Following the closing of the EveryStory Transaction, EveryStory became a wholly owned subsidiary of the Company, which divested itself of its former business and operations, and will focus on the business and operations of Digital Therapeutics and Reminiscence Therapy using the EveryStory Platform going forward. References herein to “EveryStory” relate to the wholly owned Delaware corporation subsidiary. References to the “Company,” or “we,” “our,” or “us,” refer to the publicly reporting company, Dthera Sciences, formerly Knowledge Machine International, Inc., with the understanding that Dthera Sciences will be implementing the business, operations, and plans of EveryStory.

Overview – The Platform

EveryStory began as a digital image story-sharing platform (the “Platform”) that allowed users to collaboratively create, preserve and share personal stories within a private group.

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

Key components of the Platform include the ability to record audio narratives that are linked to specific photos and which can be played when the photos are viewed; the ability to import photos directly from computers or mobile devices; cloud-based data storage of the photos and the audio recordings; and multiple playback capabilities; collaborative creation and sharing of stories. The Platform was designed for mobile device platforms to enable users to record and store photos and audio easily and conveniently.

Application of the Platform – Digital Therapeutics and Reminiscence Therapy

Dthera’s management is focused on the goal of using EveryStory’s technology Platform, which streamlines the creation of personalized digital stories, to become the first clinically-proven Digital Therapeutic delivering Reminiscence Therapy to patients with Alzheimer's disease and Dementia. EveryStory already has a granted US patent (issued in 2010) that broadly covers the use of EveryStory’s technology in Senior Living facilities. EveryStory recently commenced a clinical trial with the University of California at San Diego (“UCSD”) showing that EveryStory is an effective anxiety reduction and quality of life therapy for those with Alzheimer’s disease or Dementia (“ADOD”).

In connection with this application of the Platform, EveryStory is focusing on the developing fields of Digital Therapeutics and Reminiscence Therapy.

Results of Operations –Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Gross Revenue. Gross revenue for the three months ended September 30, 2016 and 2015 was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 totaled $136,209, a 23% decrease compared to general and administrative expenses of $177,010 for the three months ended September 30, 2015. The decrease is due to the Company’s issuing stock and options as compensation in the prior three month period.

Professional fees

Professional fees for the for the three months ended September 30, 2016 totaled $183,312, a 391% increase compared to professional fees of $37,317 for the three months ended September 30, 2015. The increase is due to the Company’s preparing for the EveryStory Transaction and performing an audit in the current period.

Other Expenses

Interest Expenses

Interest expenses for the three months ended September 30, 2016, totaled $32,962, a 384% increase compared to interest expenses of $6,805 for the three months ended September 30, 2015. The increase is due to more notes accruing interest and the amortization of debt discounts in the current period.

Derivative Expense

Derivative expense for the three months ended September 30, 2016, totaled $30,197, a 100% increase compared to derivative expense of $0 for the three months ended September 30, 2015. The increase is due to the Company’s entering into four derivative instruments during the current period.

Gain on Derivative Liabilities

Gain on Derivative Liabilities for the three months ended September 30, 2016, totaled $68,248, a 100% increase compared to gain on derivative liabilities of $0 for the three months ended September 30, 2015. The increase is due to the Company’s entering into four derivative instruments during the current period.

Gain on Settlement of Debt

Gain on settlement of debt for the three months ended September 30, 2016, totaled $34,875, a 100% increase compared to gain on settlement of debt of $0 for the three months ended September 30, 2015. The increase is due to the Company’s entering into converting debt as part of the EveryStory Transaction during the current period.

Net Loss. For the reasons stated above, the Company’s net loss for the three months ended September 30, 2016, was $279,796, compared to net loss of $221,132 during the three months ended September 30, 2015.

Results of Operations –Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015

Gross Revenue. Gross revenue for the nine months ended September 30, 2016 and 2015 was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 totaled $388,402, a 50% increase compared to general and administrative expenses of $259,229 for the nine months ended September 30, 2015. The increase is due to the Company’s issuing stock and options as compensation, consulting fees, and investor relations in the current period.

Professional fees

Professional fees for the for the nine months ended September 30, 2016 totaled $212,464, a 54% increase compared to professional fees of $137,934 for the nine months ended September 30, 2015. The increase is due to the Company’s preparing for the EveryStory Transaction and performing an audit in the current period.

Other Expenses

Interest Expenses

Interest expenses for the nine months ended September 30, 2016, totaled $68,800, a 890% increase compared to interest expenses of $6,953 for the nine months ended September 30, 2015. The increase is due to more notes accruing interest and the amortization of debt discounts in the current period.

Derivative Expense

Derivative expense for the nine months ended September 30, 2016, totaled $30,197, a 100% increase compared to derivative expense of $0 for the three months ended September 30, 2015. The increase is due to the Company’s entering into four derivative instruments during the current period.

Gain on Derivative Liabilities

Gain on Derivative Liabilities for the nine months ended September 30, 2016, totaled $68,248, a 100% increase compared to gain on derivative liabilities of $0 for the three months ended September 30, 2015. The increase is due to the Company’s entering into four derivative instruments during the current period.

Gain on Settlement of Debt

Gain on settlement of debt for the nine months ended September 30, 2016, totaled $34,875, a 100% increase compared to gain on settlement of debt of $0 for the three months ended September 30, 2015. The increase is due to the Company’s entering into converting debt as part of the EveryStory Transaction during the current period.

Impairment of Intangible Assets

Impairment of Intangible Assets for the nine months ended September 30, 2016, totaled $58,960, a 100% increase compared to Impairment of Intangible Assets of $0 for the nine months ended September 30, 2015. The increase is due to the Company’s impairing the intangible asset purchase with stock in the current period.

Net Loss. For the reasons stated above, the Company’s net loss for the nine months ended September 30, 2016, was $656,412, compared to net loss of $404,116 during the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash of $115,532 and prepaid expenses of $5,000, and deposits of $1,000. The Company had current liabilities of $363,087 consisting of accounts payable and accounts payable, derivative liabilities, and convertible debt. As of September 30, 2016, the Company had a working capital deficit of $240,620.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company had ongoing operations during from inception to September 30, 2016, with an accumulated deficit of $1,440,008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Recent Developments

Reverse Stock Split; Conversion of Outstanding Knowledge Machine Series A Preferred Stock

On November 2, 2016, a reverse stock split (the “Reverse Split”) of the Company’s common stock took effect. The ratio of the Reverse Split was 1:5.109375, meaning one new share for each 5.109375 old shares of the Company’s common stock. In lieu of issuing fractional shares, the Company’s transfer agent was instructed to round up to the nearest whole share.

Immediately following the effectiveness of the Reverse Split, the Company’s 100,000 outstanding shares of Series A Preferred Stock were converted, pursuant to their terms, into 8,000,000 shares of post-Reverse Split common stock. Additionally, through the application of the Reverse Split, the 40,875,000 shares of common stock held by the legacy shareholders of Knowledge Machine following the closing of the EveryStory Transaction and immediately prior to the Reverse Split became 8,000,000 shares of common stock. Accordingly, the legacy shareholders of Knowledge Machine International, including the holders of the shares of Series A Preferred Stock, owned an aggregate of 16,000,000 shares of the Company’s common stock. The shares of the Company’s common stock held by the former EveryStory Shareholders went from 77,377,712 to 15,144,262 shares by virtue of the Reverse Split, with an additional 8,855,738 shares of the Company’s common stock reserved for issuance to the holders of EveryStory convertible instruments, including convertible notes, options, and other derivative securities.

Following the Reverse Split, the Company had 35,853,007 shares of common stock outstanding, consisting of 27,853,007 shares outstanding resulting from the Reverse Split, and the 8,000,000 shares of the Company’s common stock issued on conversion of the prior KMI Series A Preferred Stock immediately following the Reverse Split.

The Reverse Split was approved by the Board of Directors and the shareholders of the Company prior to the closing of the EveryStory Transaction, which approval was included in the closing conditions to the EveryStory Transaction.

Name Change; Ticker Symbol Change Requested

In connection with the closing of the EveryStory Transaction and the divestiture of the prior business and operations of the Company, as well as the new focus of the Company on the digital therapeutics and reminiscence therapy focus of the Company, the Board of Directors and the majority shareholders of the Company immediately following the closing of the EveryStory Transaction approved an amendment to the Company’s Articles of Incorporation to change the name of the Company (the “Name Change”) from Knowledge Machine International, Inc., to Dthera Sciences. The Name Change took effect at the same time as the Reverse Split on November 2, 2016.

In connection with the Name Change, and to help current shareholders and new investors better understand the business of the Company, the Company requested that a new ticker symbol be assigned to the Company. The Company has requested “DTHR” as the new ticker symbol, which will take effect twenty business days following the effectiveness of the Reverse Split (per FINRA rules).

New Website

Additionally, the Company launched a new website, www.dthera.com, to provide information about the Company, its business and operations, and additional information about digital therapeutics and reminiscence therapy. The link provided is for informational purposes only, and no information contained on the Company’s website should be deemed to be part of this or any filing of the Company.

Commencement of Clinical Trial

During November 2016, the University of California at San Diego began the previously disclosed clinical trial of the use of the EveryStory Platform as a Digital Therapeutic technology and Reminiscence Therapy treatment for patients with Alzheimer’s disease and other diagnoses of dementia. The Company anticipates that the clinical trial will be completed during the first fiscal quarter of 2017, and the Company will announce the results of the trial upon its completion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Commission on October 13, 2016, as well as those included in the Company’s Current Report on form 8-K filed with the Commission on November 4, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As noted above and as previously disclosed, on September 21, 2016, the Company entered into an Amended and Restated Acquisition and Share Exchange Agreement (the “A&R Agreement”) with EveryStory and each of its shareholder (the “Shareholders”), and closed the acquisition (the “Acquisition”) of the ownership of EveryStory (the “Closing”).

Pursuant to the A&R Agreement, the Company issued an aggregate of 19,853,007 shares of the Company’s common stock to the EveryStory holders and the holders of EveryStory convertible debt which converted automatically at the closing of the EveryStory Transaction, with the understanding that an additional 4,146,993 shares were to be reserved for issuance to holders of EveryStory options which are exercisable into shares of EveryStory common stock (collectively, the “Exchange Shares”). (As noted above, on November 2, 2016, a reverse stock split (the “Reverse Split”) of the Company’s common stock took effect. The ratio of the Reverse Split was 1:5.109375, meaning one new share for each 5.109375 old shares of the Company’s common stock. All share numbers provided in this Quarterly Report are given on a post-reverse-split basis.)

Additionally, prior to Closing, the Company conducted a non-public offering of its Series A Convertible Preferred stock (the “Preferred Stock Offering”) to raise up to $120,000 for operating funds for KMI and to satisfy accounts payable prior to Closing. One Hundred Thousand shares of KMI Series A Preferred Stock were sold in the Preferred Stock Offering. The KMI Series A Preferred Stock converted into an aggregate of 8,000,000 shares of the Company’s common stock immediately following the effectiveness of the Reverse Split. Pursuant to the Preferred Stock Offering, each investor entered into a subscription agreement pursuant to which each investor represented and warranted that it was an accredited investor and that he or she was purchasing the Preferred Stock for his or her own account, and not with a view to distribution, as well as other standard representations made in private transactions.

Further, the Company conducted a private offering of convertible notes (the “Note Offering”) to raise additional capital that would remain in the Company following the Closing of the EveryStory Transaction. In the Note Offering, investors entered into a securities purchase agreement (the “Note SPA”) and were issued a convertible redeemable promissory note (collectively, the “Convertible Note”). Pursuant to the terms of the Note SPA, each investor represented and warranted that it was an accredited investor and that he or she was purchasing the Convertible Note for his or her own account, and not with a view to distribution, as well as other standard representations made in private transactions. Also pursuant to the Note SPA, the Company has the right to put an additional Convertible Note (in the same principal amount as purchased by the applicable investor) beginning on January 3, 2017, subject to certain conditions. The Convertible Notes bear interest at a rate of 10%, and mature on September 13, 2017, if not converted or prepaid prior to that. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $0.195, subject to adjustment as described in the Convertible Note. Up to 50% of the Convertible Notes may be repaid by the Company any time prior to 180 days after the issuance of the Convertible Notes, with a 30% premium to be paid in connection with the prepayment.

Based on the terms of the Convertible Notes, absent any adjustment of the conversion price, the Company could be required to issue up to approximately 240,995 shares of the Company’s common stock if the entire principal amounts of the Convertible Notes were converted. The Company could be required to issue additional shares of its common stock if interest accruing on the Convertible Notes is converted into shares (on the same formula as that of the Convertible Notes), although as of the date of this Report, the Company could not determine how many shares could be issued until such conversions occur.

The securities offered and sold by the Company in the non-public offerings (both the preferred stock and the convertible note offerings) and in the exchange transition with the shareholders of EveryStory have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The non-public offerings (both the preferred stock and the convertible note offerings) and in the exchange transition with the shareholders of EveryStory were made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provisions of Rule 506 of Regulation D based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders in each of the transactions, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

Item 5. Other Information.

Change in Auditors

As previously disclosed, on November 8, 2016, the Board of Directors of the Company terminated Pritchett Siler & Hardy, P.C. (“PSH”), as the Company’s independent public accounting firm. The termination of PSH was not due to any disagreement with PSH over accounting or other issues, but was done in connection with the closing of the EveryStory Transaction and the change in focus of the Company’s business. Also on November 8, 2016, the Board of Directors of the Company engaged Sadler Gibb & Associates, LLC (“Sadler Gibb”) as the Company’s new independent public accounting firm. Sadler Gibb had previously audited EveryStory’s financial statements in connection with the EveryStory Transaction.

Change in Fiscal Year End

Also as previously disclosed, on November 12, 2016, the Board of Directors of the Company changed the fiscal year of the Company from June 30 to December 31. This report includes an explanatory note relating to the change in fiscal year and the Company’s reporting to the Commission on transition reports.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Certification by Principal Executive and Financial Officer
32.1	Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dthera Sciences

Date: November 21, 2016	By:	/s/ Edward Cox
Edward Cox Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

