Form 10-QT/A
period 2016-09-30
DTHERA SCIENCES
filed 2017-04-17
CIK 1586372

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 21, 2016, was 35,866,601.

EXPLANATORY NOTE

On April 7, 2017, the Board of Directors (the “Board”) of Dthera Sciences (the “Company”), upon the recommendation of management, determined that the consolidated financial statements (the "Previously Issued Financial Statements") presented in the Company's transitional report for the quarterly period ended September 30, 2016, as set forth in the Company's previously filed quarterly report on Form 10-Q, filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2016 (the “Revised Period”), should no longer be relied upon.

Specifically, the Company is filing this Amendment on Form 10-Q/A to remove the conversion of 4,146,993 options that were accounted for as common stock during the share exchange transaction between the Company and EveryStory, Inc. (discussed below in Note 3), to correct the stockholders equity to properly reflect stock issuances, and to record the amortization of options.

A description of the restatement is presented in Note 1, under the caption Restatement of Prior Period Financial Statements.

This Amendment on Form 10-Q/A (the “Amendment”) amends the Company’s transitional quarterly report on Form 10-Q (the “Originally Filed 10-Q”) filed with the SEC on November 21, 2016, solely as described herein. In addition to this Explanatory Note, the Amendment reflects changes to the Consolidated Balance Sheets, the Consolidated Statements of Income and the Consolidated Statements of Cash Flows and the following notes to the consolidated financial statements: Note 1, Basis of presentation and restatements of prior periods; Note 2 – Going Concern, Note 3 – Summary of Significant Accounting Policies, Note 10 - Common stock, Note 11 – Stock Purchase Options, Note 12 – Fair Value Measurement, Note 13 –Subsequent Events, and Note 14 - Correction of Interim Condensed Financial Statements. In addition, in connection with the restatement, this Amendment reflects the revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I. Otherwise, the Originally Filed Form 10-Q is restated herein in its entirety and no other information in the Originally Form Filed 10-Q is amended hereby. Disclosures and forward-looking information in this Amendment continue to speak as of the date of the Originally Filed Form 10-Q, and do not reflect events occurring after the filing of the Originally Filed Form 10-Q. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC after the filing of the Originally Filed Form 10-Q, including any amendments to those filings.

The Company’s management has discussed the revisions and corrections discussed above with the Company’s independent public accounting firm, and believes that the issues are related to and arose in connection with the share exchange transaction between the Company (f/k/a Knowledge Machine International, Inc.) and EveryStory, specifically a miscommunication or misinterpretation relating to the derivative securities of EveryStory and their treatment under the share exchange agreement. Because that transaction has been concluded, management does not believe that any continuing errors will result, although management will continue to review the financial statements and components of the share exchange transaction to determine if any other miscommunications have occurred.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DTHERA SCIENCES

FKA Knowledge Machine International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$115,531	$27,238
Prepaid expenses	5,000	21,390
Deposits	1,000	1,000
TOTAL CURRENT ASSETS	121,531	49,628

LONG TERM ASSETS
Property and equipment, net	936	1,648
TOTAL LONG TERM ASSETS	936	1,648

TOTAL ASSETS	$122,467	$51,276

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$139,960	$149,965
Accrued interest	–	17,993
Derivative liabilities	191,949	–
Notes payable-related party	–	61,064
Notes payable	20,000	–
Convertible notes payable, net	11,178	189,243
Convertible notes payable-related party, net	–	29,114
TOTAL CURRENT LIABILITIES	363,087	447,379

LONG TERM LIABILITIES
Convertible notes payable, net	–	270,000
Convertible notes payable-related party, net	–	30,000
TOTAL LONG TERM LIABILITIES	–	300,000

TOTAL LIABILITIES	363,087	747,379
Preferred stock, 10,000,000 shares authorized. $0.0001 par value;
Redeemable Preferred Stock Series A, 150,000 Designated; $0.0001 Par Value; 112,690 and 0 shares issued and outstanding as at September 30, 2016 and December 31, 2015	11	–

STOCKHOLDERS' DEFICIT
Common stock 200,000,000 Shares Authorized; $0.001 Par Value; 35,866,601 and 14,353,091 shares issued and outstanding as of September 30, 2016 and December 31, 2015	35,866	14,353
Additional paid in capital	1,129,387	73,140
Accumulated deficit	(1,405,884)	(783,596)
Total Stockholders' Deficit	(240,631)	(696,103)
Total Liabilities and Stockholders' Deficit	$122,467	$51,276

The accompanying notes are an integral part of these condensed financial statements

DTHERA SCIENCES

FKA Knowledge Machine International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES
Sales	$–	$–	$–	$–
Cost of services	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING EXPENSES
Amortization and depreciation	239	–	712	–
General and administrative	102,085	177,010	354,278	259,229
Professional fees	183,312	37,317	212,464	137,934
TOTAL OPERATING EXPENSES	285,636	214,327	567,454	397,163

OPERATING LOSS	(285,636)	(214,327)	(567,454)	(397,163)

OTHER EXPENSES
Interest expense	(32,962)	(6,805)	(68,800)	(6,953)
Derivative expense	(30,197)	–	(30,197)	–
Gain on derivative liability	68,248	–	68,248	–
Gain on extinguishment of debt	34,875	–	34,875	–
Impairment of intangible assets	–	–	(58,960)	–
TOTAL OTHER EXPENSES	39,964	(6,805)	(54,834)	(6,953)

NET LOSS	$(245,672)	$(221,132)	$(622,288)	$(404,116)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	17,264,494	14,774,889	15,361,206	11,852,384

Loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements

DTHERA SCIENCES

FKA Knowledge Machine International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(622,288)	$(404,116)
Adjustments for non-cash items:
Amortization and depreciation	17,316	–
Impairment of intangible assets	58,960	–
Stock issued for services	16,750	–
Gain on extinguishment of debt	(34,875)	–
Gain on derivative liability	(68,248)	–
Initial derivative expense	30,197	–
Options issued for services	71,017	–
Operating expense paid in behalf of the company	20,627	38,859
Changes in operating assets and liabilities:
Prepaid expenses	16,390	(18,992)
Deposits	–	(1,000)
Accounts payable and accrued liabilities	166,350	153,524
Accrued interest	52,197	6,953
NET CASH USED IN OPERATING ACTIVITIES	(275,607)	(224,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	–	(2,166)
NET CASH USED IN INVESTING ACTIVITIES	–	(2,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	–	3,962
Proceeds from issuance of notes payable	20,000	–
Proceeds from issuance of notes payable - related party	–	25,000
Proceeds from issuance of convertible notes	330,000	140,000
Proceeds from issuance of notes payable - related party	94,000	–
Proceeds from issuance of convertible notes - related party	–	115,000
Payments of notes payable - related party	(80,100)	(58,033)
NET CASH PROVIDED BY FINANCING ACTIVITIES	363,900	225,929

NET CHANGE IN CASH AND CASH EQUIVALENTS	88,293	(1,009)

CASH AND CASH EQUIVALENTS
Beginning of period	27,238	8,641

End of period	$115,531	$7,632

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for assets	$58,960	$–
Common stock issued for interest	$6,700	$–
Preferred shares issued for debt	$112,690	$–
Shares issued in settlement of debt	$731,391	$–
Assets & liabilities settled in Share exchange	$56,355	$–
Debt discount on convertible debt	$240,000	$–

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

Restatement of Prior Period Financial Statements

The purpose of this Amendment on Form 10-Q/A for the nine months ended September 30, 2016, as previously filed with the Securities and Exchange Commission on November 21, 2016, is to remove the conversion of 4,146,994 options that were accounted for as common stock during the share exchange transaction between the Company and EveryStory, Inc. (as discussed below in Note 3), to correct the stockholders equity to properly reflect stock issuances, and to record the amortization of options. No other changes have been made to the Quarterly Report except as noted above. This Amendment to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report except that changes have been made to the cover page, Note 2 – Going Concern, Note 3 – Summary of Significant Accounting Policies, Note 10 - Common stock, Note 11 – Stock Purchase Options, Note 12 – Fair Value Measurement, Note 13 –Subsequent Events, and Note 14 - Correction of Interim Condensed Financial Statements.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this Report, the Company had an accumulated deficit of $1,405,884, negative working capital of $241,556, and no revenues to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. As of the date of this Report, the Company had not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Acquisition of EveryStory; EveryStory Transaction.

On September 21, 2016, the Company entered into an Amended and Restated Acquisition and Share Exchange Agreement (the “A&R Agreement”) with EveryStory, Inc., a Delaware corporation (“EveryStory”), and each of its shareholder (the “Shareholders”), and closed the acquisition (the “Acquisition”) of the ownership of EveryStory (the “Closing”).

The Company acquired all of the outstanding shares of EveryStory, and agreed to issue an aggregate of 77,377,713 pre-split /15,477,604 post-split shares of the Company’s common stock to the EveryStory holders, with the understanding that an additional 21,942,062 pre-split/4,388,997 shares were to be reserved for issuance to holders of EveryStory derivative securities which are convertible or exercisable into shares of EveryStory common stock (collectively, the “Exchange Shares”). Additionally, prior to Closing, the parties agreed that certain shares of the Company’s common stock were to be returned to the Company for cancellation, resulting in the current Company’s shareholders owning an aggregate of 40,875,000 shares of the Company’s common stock immediately prior to the Closing.

Pursuant to the A&R Agreement, the 99,319,775 pre-split/ 19,866,601 Exchange Shares issued or to be issued to the EveryStory constituted 75% of the total issued and outstanding shares of the Company’s common stock, and the legacy Company shareholders (who were the owners of the Company’s common stock immediately prior to the Closing) owned an aggregate of 40,875,000 shares, which constituted 25% of the total outstanding Company common stock.

The Company’s and EveryStory’s management agreed, and the A&R Agreement provides, that following the Closing, the Company will conduct a reverse stock split (discussed in more detail below), following which the outstanding shares of the Company’s Series A Preferred Stock will convert into a total of 8,000,000 post-reverse-split common stock. Following such conversion, the EveryStory owners will own or have the right to receive shares of the Company’s common stock equal to 55% of the then-outstanding Company common stock, and the Company legacy shareholders will own shares of the Company’s common stock equal to 45% of the then-outstanding Company common stock, consisting of 8,000,000 shares of Company common stock issued on conversion of the Company’s Series A Preferred Stock (22.5%) and 8,000,000 shares of the Company’s common stock owned by the other legacy Company shareholders (22.5%).

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

Immediately prior to the Closing, there were 40,875,000 shares of the Company’s common stock. In connection with the Closing, the Company issued an aggregate of 77,377,713 pre-split / 15,477,604 post-split shares to the EveryStory shareholders, and 21,942,062 pre-split/4,388,997 post-split shares were reserved for issuance to the holders of EveryStory options and convertible debt instruments, and the parties to the A&R Agreement understand and anticipate that all such holders would exercise and convert their securities into the reserved shares of the Company.

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

For the nine months ended September 30, 2016 and 2015, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 4,128,165 and 0 at nine months ended September 30, 2016 and 2015, respectively.

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

NOTE 5 – ASSET ACQUISITION

On June 5, 2016, EveryStory issued 88,000 shares of its common stock, which were exchanged for 616,133 shares of Dthera common stock for the purchase agreement for an SIT Patent at $0.67 per share for a value of $58,960. The price per share for Common Stock issued was based on the relative fair market value of the Common Stock using the backsolve valuation method.

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

The transaction was accounted for in accordance with asset acquisition guidance found in ASC 805. The consideration transferred and assets acquired recognized is as follows:

Consideration paid:
Common Stock	$58,960

Consideration received:
Intangible assets	$58,960

Net value of assets purchased:	$58,960

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following of September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
Technology asset purchase	$58,960	$7,100
Less: Accumulated Amortization	–	–
Less: Impairment	(58,960)	(7,100)
Net Intangible Assets	$–	$–

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

On September 21, 2016 as part of the EveryStory Transaction, note holders converted promissory notes in the aggregate amount of $668,904 and interest totaling $62,487 into 21,942,062 pre-split/4,388,997 post-split shares of the Company’s common stock.

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

NOTE 9 –PREFERRED STOCK

The Company has authorized 10,000,000 Preferred Stock, of which it has designated 150,000 shares of $0.0001 par value per share Series A Redeemable Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share, of which 112,690 and 0 shares were issued and outstanding as of December 31, 2016 and 2015, respectively.

On September 13, 2016, the Company issued 112,690 shares of A Preferred Stock to the CEO and CTO in exchange for amounts owed to them which included $6,096 of accrued expenses, $95,591 of related party loans, $10,000 of convertible notes payable and $1,003 of accrued interest on the convertible notes payable. The Series A Preferred stock are redeemable at any time for cash on a dollar-per-dollar basis at a redemption price of $1.00 per share. If not redeemed for cash, the shares of Series A Preferred Stock can be converted into shares of Common Stock using a conversion price of $0.10 per share.

Series A Redeemable Preferred Stock

The Series A Stock have the following rights and preferences:

•	Redeemable at any time at the option of the holder for cash on a dollar-per-dollar basis at a redemption of $1.00 per share.
•	Converted into shares of Common Stock using a conversion price of $0.10 per share.
•	No general voting rights until converted into Common Stock.
•	Entitled to receive dividends at a rate per annum of 8%
•	Liquidation preference upon a liquidation event.

NOTE 10 – COMMON STOCK

The Company has authorized 200,000,000 shares of $0.001 par value per share Common Stock, of which 181,069,775 pre-split/35,866,601 post-split shares and 14,353,093 shares were issued outstanding as of September 30, 2016, and December 31, 2015, respectively.

Nine months Ended September 30, 2016

EveryStory issued 37,500 shares of its common stock, which were exchanged for 263,325 shares of Dthera common stock for the services value of $25,125 and recorded a $34,875 gain on extinguishment of debt. EveryStory issued 88,000 shares of its common stock, which were exchanged for 616,133 shares of Dthera common stock for the purchase agreement for an SIT Patent for a value of $58,960. The price per share for Common Stock issued for services was based on the relative fair market value of the Common Stock using the backsolve valuation method.

On September 21, 2016 as part of the A&R Agreement, EveryStory issued 635,055 shares of its common stock, which were exchanged for 4,388,997 shares of Dthera common stock, for the conversion of debt for a value of $730,174, and issued 10,000 shares of EveryStory common stock, which were exchanged for 70,015 shares of Dthera common stock in lieu of interest for a value of $6,700.

Year Ended December 31, 2015

EveryStory issued 900,000 shares of its common stock, which were exchanged for 6,301,358 shares of Dthera common stock for net cash proceeds of $10,000 to EveryStory founders. EveryStory also issued 50,000 shares of its common stock which were exchanged for 350,075 shares of Dthera common stock as payment for services at $0.67 per share for a value of $33,500. The price per share for Common Stock issued for services was based on the relative fair market value of the Common Stock using the backsolve valuation method.

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

Stock Purchase Options

During the nine months ended September 30, 2016, EveryStory issued non-employee options to purchase a total of 106,100 shares of EveryStory common stock, which would exchange for 742,860 shares of Dthera common stock, which were originally valued at $63,678 with multiple vesting periods. EveryStory issued the options in conjunction with employment agreements. The price per share for Common Stock for the stock options was based on the relative fair market value of the Common Stock using the backsolve valuation method of applying the Option Pricing Method (OPM). The EveryStory options were converted into Dthera options on September 21, 2016, pursuant to the A&R Agreement. The values attributable to these options are amortized over the service period and the unvested portion of these options are remeasured on a quarterly basis until they have fully vested. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model. As of September 30, 2016, the company remeasured the options at a value of $1,115,832.

During the year ended December 31, 2015, EveryStory issued options to purchase a total of 486,200 shares of EveryStory common stock, which would exchange for 3,404,132 shares of Dthera common stock, valued at $75,457 with multiple vesting periods. EveryStory issued 127,200 options in conjunction to a consulting agreement entered into in May 10, 2015 and 359,000 options issued in conjunction with employment agreements entered into during the year. The options were valued using the Black-Scholes options pricing model under the assumptions noted below. The price per share for Common Stock for the stock options was based on the relative fair market value of the Common Stock using the backsolve valuation method of applying the Option Pricing Method (OPM). The options were converted into Dthera options on September 21, 2016, pursuant to the A&R Agreement. Further, according to the option agreements entered into in 2015, these options would vested immediately when EveryStory Options converted to Dthera options. Options issued in 2016 have a 3 year vested period.

The following table summarizes the changes in options outstanding of the Company during the nine months ending September 30, 2016:

	Number of Options	Weighted Average Exercise Price $
Outstanding, December 31, 2015	3,404,134	0.10
Granted	742,860	0.10

Outstanding, September 30, 2016	4,146,994	0.10

Exercisable, September 30, 2016	3,404,134	–

As of September 30, 2016, the Company had $1,086,280 in unrecognized expense related to future vesting of stock options.

NOTE 12 – FAIR VALUE MEASUREMENTS

Liabilities measured at fair value on a recurring basis at September 30, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$1,191,289	$–	$1,191,289
Fair value of derivatives	$–	$191,949	$–	$191,949

Liabilities measured at fair value on a recurring basis at December 31, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$75,457	$–	$75,457
Fair value of derivatives	$–	$–	$–	$–

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

Immediately following the effectiveness of the Reverse Split, the Company’s 47,500 outstanding shares of Series A Preferred Stock were converted, pursuant to their terms, into 8,000,000 shares of post-Reverse Split common stock. Additionally, through the application of the Reverse Split, the 40,875,000 shares of common stock held by the legacy shareholders of Knowledge Machine following the closing of the EveryStory Transaction and immediately prior to the Reverse Split became 8,000,000 shares of common stock. Accordingly, the legacy shareholders of Knowledge Machine International, including the holders of the shares of Series A Preferred Stock, owned an aggregate of 16,000,000 shares of the Company’s common stock. The shares of the Company’s common stock held by the former EveryStory Shareholders went from 77,377,713 to 15,477,604 shares by virtue of the Reverse Split, with an additional 4,388,997 shares of the Company’s common stock reserved for issuance to the holders of EveryStory convertible instruments, including convertible notes, and other derivative securities.

Following the Reverse Split, the Company had 35,866,601 shares of common stock outstanding, consisting of 27,866,601 shares outstanding resulting from the Reverse Split, and the 8,000,000 shares of the Company’s common stock issued on conversion of the prior KMI Series A Preferred Stock immediately following the Reverse Split.

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

NOTE 14 –CORRECTION OF INTERIM CONDENSED FINANCIAL STATEMENTS

This Amended Quarterly Report on Form 10-Q/A (the “Amendment”) corrects our previously issued interim consolidated financial statements for the three and nine months ended September 30, 2016. The purpose of the Amendment is to remove the conversion of 4,146,994 options that were accounted for as common stock during the share exchange transaction between Dthera and EveryStory, described in more detail in Note 3 above, to correct the stockholders equity to properly reflect stock issuances, and to record the amortization of options. The correcting adjustments increased the general and administrative expenses for the three and nine months ended September 30, 2016 and decreases stock holder equity and as of September 30, 2016, because we concluded the corrections were material to the interim condensed financial statements.

The effects of these corrections on the interim consolidated financial statements are as follows:

DTHERA SCIENCES

FKA Knowledge Machine International, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2016
As Reported
Common stock 200,000,000 Shares Authorized; $0.001 Par Value; 40,000,000 and 14,353,091 shares issued and outstanding as of September 30, 2016 and December 31, 2015	$40,000
Additional paid in capital	$1,159,377
Accumulated deficit	$(1,440,008)

Correction
Common stock 200,000,000 Shares Authorized; $0.001 Par Value; 35,866,601 and 14,353,091 shares issued and outstanding as of September 30, 2016 and December 31, 2015	$(4,134)
Additional paid in capital	$(29,990)
Accumulated deficit	$34,124

As Corrected
Common stock 200,000,000 Shares Authorized; $0.001 Par Value; 35,866,601 and 14,353,091 shares issued and outstanding as of September 30, 2016 and December 31, 2015	$35,866
Additional paid in capital	$1,129,387
Accumulated deficit	$(1,405,884)

DTHERA SCIENCES

FKA Knowledge Machine International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2016	2016
As Reported
General and administrative	$136,209	$388,402
TOTAL OPERATING EXPENSES	$319,760	$601,578
OPERATING LOSS	$(319,760)	$(601,578)
NET LOSS	$(279,796)	$(656,412)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	17,713,943	15,512,115
Loss per share
Basic and diluted	$(0.02)	$(0.04)

Correction
General and administrative	$(34,124)	$(34,124)
TOTAL OPERATING EXPENSES	$(34,124)	$(34,124)
OPERATING LOSS	$34,124	$34,124
NET LOSS	$34,124	$34,124
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	(449,449)	(150,909)
Loss per share
Basic and diluted	$0.01	$0.01

As Corrected
General and administrative	$102,085	$354,278
TOTAL OPERATING EXPENSES	$285,636	$567,454
OPERATING LOSS	$(285,636)	$(567,454)
NET LOSS	$(245,672)	$(622,288)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	17,264,494	15,361,206
Loss per share
Basic and diluted	$(0.01)	$(0.03)

DTHERA SCIENCES

FKA Knowledge Machine International, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

2016
As Reported
Net Income (Loss)	$(656,412)
Options issued for services	$105,141

Correction
Net Income (Loss)	$34,124
Options issued for services	$(34,124)

As Corrected
Net Income (Loss)	$(622,288)
Options issued for services	$71,017

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

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 totaled $102,085, a 42% decrease compared to general and administrative expenses of $177,010 for the three months ended September 30, 2015. The decrease is due to the Company’s issuing stock and options as compensation in the prior three month period.

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

Net Loss. For the reasons stated above, the Company’s net loss for the three months ended September 30, 2016, was $245,672, compared to net loss of $221,132 during the three months ended September 30, 2015.

Results of Operations –Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

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

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 totaled $354,278, a 37% increase compared to general and administrative expenses of $259,229 for the nine months ended September 30, 2015. The increase is due to the Company’s issuing stock and options as compensation, consulting fees, and investor relations in the current period.

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

Net Loss. For the reasons stated above, the Company’s net loss for the nine months ended September 30, 2016, was $622,288, compared to net loss of $404,116 during the nine months ended September 30, 2015.

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

Immediately following the effectiveness of the Reverse Split, the Company’s 47,500 outstanding shares of Series A Preferred Stock were converted, pursuant to their terms, into 8,000,000 shares of post-Reverse Split common stock. Additionally, through the application of the Reverse Split, the 40,875,000 shares of common stock held by the legacy shareholders of Knowledge Machine following the closing of the EveryStory Transaction and immediately prior to the Reverse Split became 8,000,000 shares of common stock. Accordingly, the legacy shareholders of Knowledge Machine International, including the holders of the shares of Series A Preferred Stock, owned an aggregate of 16,000,000 shares of the Company’s common stock. The shares of the Company’s common stock held by the former EveryStory Shareholders went from 77,377,713 to 15,477,604 shares by virtue of the Reverse Split, with an additional 4,388,997 shares of the Company’s common stock reserved for issuance to the holders of EveryStory convertible instruments, including convertible notes, and other derivative securities.

Following the Reverse Split, the Company had 35,866,601 shares of common stock outstanding, consisting of 27,866,601 shares outstanding resulting from the Reverse Split, and the 8,000,000 shares of the Company’s common stock issued on conversion of the prior KMI Series A Preferred Stock immediately following the Reverse Split.

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

Pursuant to the A&R Agreement, the Company issued an aggregate of 21,942,062 shares of the Company’s common stock to the EveryStory holders and the holders of EveryStory convertible debt which converted automatically at the closing of the EveryStory Transaction, with the understanding that an additional 4,146,994 shares were to be reserved for issuance to holders of EveryStory options which are exercisable into shares of EveryStory common stock (collectively, the “Exchange Shares”). (As noted above, on November 2, 2016, a reverse stock split (the “Reverse Split”) of the Company’s common stock took effect. The ratio of the Reverse Split was 1:5.109375, meaning one new share for each 5.109375 old shares of the Company’s common stock. All share numbers provided in this Quarterly Report are given on a post-reverse-split basis.)

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

Based on the terms of the Convertible Notes, absent any adjustment of the conversion price, the Company could be required to issue up to approximately 240,886 shares of the Company’s common stock if the entire principal amounts of the Convertible Notes were converted. The Company could be required to issue additional shares of its common stock if interest accruing on the Convertible Notes is converted into shares (on the same formula as that of the Convertible Notes), although as of the date of this Report, the Company could not determine how many shares could be issued until such conversions occur.

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

Dthera Sciences

Date: April 14, 2017	By:	/s/ Edward Cox
Edward Cox Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

