Form 10-KT
period 2016-12-31
DTHERA SCIENCES
filed 2017-04-17
CIK 1586372

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2016 to December 31, 2016 (see explanatory note)

Commission File No. 333-191175

DTHERA SCIENCES

(Exact name of registrant as specified in its charter)

Nevada	90-0925768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7310 Miramar Rd., Suite 350, San Diego, CA 92126

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,517,747 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 17, 2017, there were 43,069,401 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Dthera Sciences, a Nevada corporation. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

EXPLANATORY NOTE

As reported by Dthera Sciences (formerly Knowledge Machine International, Inc.) (the “Company”) in a Current Report filed with the Commission on September 27, 2016, the Company closed a transaction whereby it acquired 100% of the outstanding stock of EveryStory, Inc., a Delaware corporation (“EveryStory”). The transaction is referred to in this Annual Report as the “EveryStory Transaction.”

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

The Company is filing this Transition Report on Form 10-KT to provide the audited financial statements for the year ended December 31, 2016, following which time, the Company will report on a December 31 year-end basis.

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

PART I

ITEM 1. BUSINESS.

Historical Background

On September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). The Company is developing a Digital Therapeutic technology designed to deliver Reminiscence Therapy to certain patient populations, principally patients suffering from Alzheimer’s disease and dementia with the goal of a Quality of Life benefit and reduction in anxiety in those populations. Prior to the closing of the EveryStory transaction, the Company was incorporated in the State of Nevada on December 27, 2012, to engage in the development and operation of a business engaged in the distribution of high end edged tools produced outside the US. We conducted this business through October 22, 2014. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”), which focused on new technologies, acquiring licensing rights to those technologies, and marketing the licensed technologies, and we sold off our edged tools business. In connection with the EveryStory transaction, we dissolved Knowledge Machine, and terminated the technology licensing and marketing operations.

Our principal offices are located at 7310 Miramar Road, Suite 350, San Diego, CA, 92126.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

Acquisition of EveryStory and Change of Management

Entry into Amended and Restated Acquisition and Share Exchange Agreement; Completion of Acquisition of Assets

On September 21, 2016, we entered into an Amended and Restated Acquisition and Share Exchange Agreement (the “A&R Agreement”) with EveryStory and each of its shareholders (the “Shareholders”), and closed the acquisition (the “Acquisition”) of the ownership of EveryStory (the “Closing”). We had previously announced our entry into the original version of the A&R Agreement, and noted that the closing of the transaction was contingent on the completion of certain closing conditions.

The Company acquired all of the outstanding shares of EveryStory, and agreed to issue an aggregate of 77,377,713 pre-split /15,477,604 post-split shares of the Company’s common stock to the EveryStory holders, with the understanding that an additional 21,942,062 pre-split/4,388,997 post-split shares were issued to holders of EveryStory convertible debt instruments which are convertible or exercisable into shares of EveryStory common stock (collectively, the “Exchange Shares”). Additionally, prior to Closing, the parties agreed that certain shares of the Company’s common stock were to be returned to the Company for cancellation, resulting in the current Company’s shareholders owning an aggregate of 40,875,000 pre-split/8,000,000 post-split shares of the Company’s common stock immediately prior to the Closing.

Pursuant to the A&R Agreement, the 99,319,775 pre-split/ 19,866,601 post-split Exchange Shares issued or to be issued to the EveryStory constituted 75% of the total issued and outstanding shares of the Company’s common stock, and the legacy Company shareholders (who were the owners of the Company’s common stock immediately prior to the Closing) owned an aggregate of 40,875,000 shares, which constituted 25% of the total outstanding Company common stock.

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

Share Ownership Following Closing

Immediately prior to the Closing, there were 40,875,000 shares of the Company’s common stock. In connection with the Closing, the Company issued an aggregate of 77,377,713 pre-split/ 15,477,604 post-split shares to the EveryStory shareholders, and 21,942,062 pre-split/4,388,997 post-split shares were issued to the holders of EveryStory convertible debt instruments, and the parties to the A&R Agreement understand and anticipate that all such holders would exercise and convert their securities into the reserved shares of the Company.

On November 2, 2016, a reverse stock split (the “Reverse Split”) of the Company’s common stock took effect. The ratio of the Reverse Split was 1:5.109375, meaning one new share for each 5.109375 old shares of the Company’s common stock. All share numbers provided in this Annual Report are given on a post-reverse-split basis.

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

Overview of Company

As previously disclosed, on September 21, 2016, Dthera Sciences (formerly Knowledge Machine International, Inc.) (the “Company”) (“Dthera”) acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). The Company is developing a Digital Therapeutic technology designed to deliver Reminiscence Therapy to certain patient populations, principally patients suffering from Alzheimer’s disease and dementia with the goal of a Quality of Life benefit and reduction in anxiety in those populations. As of the date of this Report, EveryStory was our only subsidiary. Additional information relating to the business and operations of EveryStory, which has become our business and operations, is given below. In connection with the EveryStory transaction, the Company dissolved its other former subsidiary entity and terminated our prior business operations.

Our principal offices are located at 7310 Miramar Road, Suite 350, San Diego, CA, 92126, and the Company’s mailing address is 9921 Carmel Mountain Road, Suite 118, San Diego, CA 92129.

Organization and Structure

By way of background, EveryStory, Inc., a Delaware corporation, was founded on September 5, 2013. From inception until EveryStory formally launched operations in January 2014, EveryStory was a development stage company. Following the closing of the EveryStory transaction, EveryStory became a wholly owned subsidiary of Dthera Sciences (formerly Knowledge Machine International, Inc.), which divested itself of its former business and operations, and will focus on the business and operations of Digital Therapeutics and Reminiscence Therapy using the technology Platform going forward. References herein to “EveryStory” relate to the wholly owned Delaware corporation subsidiary. References to the “Company,” or “we,” “our,” or “us,” refer to the publicly reporting company, Dthera Sciences, formerly Knowledge Machine International, Inc., with the understanding that the Company will be implementing the business, operations, and plans of Dthera Sciences.

Overview – The Platform

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

Application of the Platform – Digital Therapeutics and Reminiscence Therapy

Dthera’s management is focused on the goal of using the Company’s technology Platform, which streamlines the creation of personalized digital stories, to become the first clinically-proven Digital Therapeutic delivering Reminiscence Therapy to patients with Alzheimer's disease and Dementia. The Company already has a granted US patent (issued in 2010) that broadly covers the use of the Platform technology in Senior Living facilities. As of the date of this Report, Dthera had conducted a clinical trial with the University of California at San Diego (“UCSD”) with the goal of demonstrating that the EveryStory Platform is an effective anxiety reduction and quality of life therapy for those with Alzheimer’s disease or Dementia (“ADOD”). The results of the clinical trial were positive, as discussed in the summary abstract below:

This study examined the impact of a digital therapeutic software system on emotional functioning in a group of patients with Dementia. The digital therapeutic software is based on Reminiscence Therapy and allows the uploading of pictures and narration to create slideshow stories depicting important moments in the patient’s life. Patients were evaluated in their home and the initial evaluation consisted of patients responding to questionnaires assessing their level of depression, anxiety, overall level of emotional distress, and health related quality of life. Patients’ caregivers were also asked to rate the patient’s level of emotional functioning. After the initial assessment, patients and their caregivers were instructed on how to use the digital therapeutic software and created a slideshow. Patients then viewed the slideshow and immediately after were re-assessed using the same set of questionnaires as prior to the viewing. Results indicated that patients reported significantly less anxiety, depression, and overall emotional distress after having viewed their story. Furthermore, patient’s caregivers also reported that the patient appeared less emotionally distressed. The effect sizes for the significant results were typically large and ranged from 0.76 to 0.91 (effect sizes are used to quantify the magnitude of a statistical effect, with 0.50 typically being viewed as a moderate effect and 0.80 being considered a large effect of an intervention). These effect sizes, which were larger than anticipated, suggest that digital therapeutic software can have an immediate and positive impact on emotional functioning in patients with Dementia. In addition, the accessibility and ease of use of the software system suggests that this technology holds great promise for bringing important aspects of Reminiscence Therapy to patients with Dementia who are suffering from various mood symptoms.

In connection with this application of the Platform, Dthera is focusing on the developing fields of Digital Therapeutics and Reminiscence Therapy.

What is Digital Therapeutics?

The term “Digital Therapeutics” refers to using a digital system to treat a medical condition, much as one might use a drug, a human counselor, or surgery. Digital Therapeutics provide information and can be used alongside face-to-face physician consultancy. Many of these initiatives can be used to support treatment and as lifestyle tools to help manage health and well-being. As such, Digital Therapeutics technologies are used both as stand-alone and in combination with conventional therapies.

The goal of Digital Therapeutics is to mirror an effective treatment already in use, and then to use technology to scale it to a large patient population.

Dthera’s management believes that the EveryStory Platform is ideally positioned to be used as a Digital Therapeutics tool, and is focusing on using the Platform in the field of Reminiscence Therapy to work with patients with Alzheimer’s disease and dementia (“ADOD”).

What is Reminiscence Therapy?

Mosby’s Medical Dictionary defines Reminiscence Therapy as:

“A psychotherapeutic technique in which self-esteem and personal satisfaction are restored, particularly in older persons, by encouraging patients to review past experiences of a pleasant nature. It is used in Alzheimer's disease when initially long-term memory stores are more intact than short-term and in other forms of dementia.”

Reminiscence Therapy generally involves either discussing or reviewing recognizable memories from the past, which can help both calm and ground dementia patients when suffering from heightened anxiety.

Reminiscence Therapy involves the discussion of past activities, events and experiences with another person or group of people, usually with the aid of tangible prompts such as photographs, household and other familiar items from the past, music and archive sound recordings. Reminiscence Therapy groups may involve group meetings in which participants are encouraged to talk about past events at least once a week. Reminiscence Therapy may also involve individual sessions, in which the person is guided chronologically through life experiences, encouraged to evaluate them, and may produce a life story book. Family care-givers are increasingly involved in reminiscence therapy. Reminiscence Therapy is one of the most popular psychosocial interventions in dementia care, and is highly rated by staff and participants. There is evidence to suggest that Reminiscence Therapy also effective in improving mood in older people without dementia, however its effects on mood, cognition and well-being in dementia are less well understood. Studies have shown that Reminiscence Therapy can be an effective tool to help elderly patients and those suffering from depression and from dementia-related diseases, including Alzheimer’s disease to improve their well-being, self-esteem, and life satisfaction.

However, because Reminiscence Therapy is very labor intensive, requiring more professional or family caregivers to provide the therapy treatments, it is hard to scale to a large number of patients. Group therapy generally requires an increased number of care-givers or family members to provide a satisfactory experience which will provide the benefits from Reminiscence Therapy, which can be costly, both in terms of time and money.

Dthera’s management believes that one highly effective way to deliver Reminiscence Therapy to patients is through photos that bring back memories, and include voices that are familiar to them. Dthera’s management believes that the EveryStory Platform is uniquely positioned as a Digital Therapeutic that can provide Reminiscence Therapy to patients with Alzheimer’s disease and dementia (“ADOD”), in a manner that is scalable and cost-effective.

Multiple family members can create digital “stories” through the Platform, which are stored and can be accessed by the patient, either alone or with a caregiver. The Platform’s technology makes creating the stories easy, guiding the user with questions, asking for photos and related stories. The Platform then organizes the content, and prompts the creation of additional and related stories.

For example, a family member may be asked to upload a photo of the family home and to provide an audio story or memory about the home. The Platform will link the audio story to that photo, so that when the patient clicks on or touches the photo, the audio story will play automatically. The Platform also prompts the family member to include photos and stories from different categories, including vacations and travel, places the patient has lived, neighborhood friends, and other family members. Because the photos and stories are stored in the cloud, multiple family members can work together to create a library of stories that the patient can watch, listen to, and enjoy repeatedly.

Dthera’s engineers have made the Platform user-friendly, both on the content-creation side, and on the content-viewing side. The patient will be able to use an electronic tablet (such as an iPad), which will be tailored for that patient, and which will give the patient the opportunity to view photos and hear audio stories simply by touching the screen. The Platform can be set to play multiple photos and stories in a row. Family members and caregivers can help the patient to start viewing, but can attend to other duties while the patient watches and listens.

Scale of the Markets (US)

Dthera’s management believes that the potential market for the Digital Therapeutic and Reminiscence Therapy uses for the Platform are significant, and will continue to grow for the foreseeable future.

Highlights of the market opportunities include:

•	The 70+ population in the US is expected to grow faster than any other age group—from 28 million in 2010 to 53 million by 2030

•	Alzheimer's and other dementias (ADOD)

o	For 2016, total payments for health care, long-term care and hospice are estimated to be $236 billion.

•	Senior Living and Long Term Care

o	The National Investment Center for the Seniors Housing & Care Industry (“NIC”) estimates expenditures for “long-term care services” between $210 and $306 billion

Annual Costs of Senior Living Care (US)

Costs required for the care ADOD patients are as much five times (average $77,381 per year) vs. someone of the same age without dementia ($15,550 per year)

Business Model

Dthera intends to offer the Digital Therapeutics technology directly to the families of ADOD patients as a clinical supported therapy. Additionally, Dthera intends to partner directly with Senior Living management firms, to introduce to the resident and the resident’s families starting in the second or third quarters of 2017, with initial revenues anticipated 30-60 days after introduction.

In both the direct-to-Patient and the Senior Living-management models, management anticipates that the product, which will include a digital tablet in the patient’s room, with monthly and/or yearly rates for participation in the program.

Additionally, Dthera intends to seek partners in international markets to help make introductions to the Senior Living-type markets and other implementation techniques.

Once Dthera has begun implementation of the Digital Therapeutics and Reminiscence Therapy applications of the Platform, Dthera’s management intends to further explore other applications of the Platform targeting other indications with patients that could benefit from the core technology,.

Intellectual Property

As noted above, Dthera has acquired an issued patent from Seniors in Touch, Patent Number US 7721946 B2 (the “ES Patent”) on its technology. The title of the ES Patent is “EveryStory Senior Living Patent,” and is summarized as follows: “A system and method is disclosed whereby a patient at a senior care facility can send and receive messages via the internet. Tools are provided to manage the patients, the patient's relative contact, mail, and photo collection. Relatives can be designated to suggest changes to the contacts and edit the contents of the patient's contacts files. The messages may be audio, video or text and the user friendly system helps the patients navigate through the process. Notification is provided so that the relatives and patients know when a message had been received. Further notification is provided if a prolonged period lapses after receipt of a message to a patient and the message has not been read.” The ES Patent was filed on February 21, 2007, and the publication date was May 25, 2010.

In summary, Dthera has the following intellectual property:

•	U.S. Patent No. 7,721,946 – SENIOR CITIZEN COMMUNICATION SYSTEM
•	U.S. Patent Publication No. 2016/0267081 – STORY CAPTURE SYSTEM
•	PCT Publication No. WO 2016/145408 – STORY CAPTURE SYSTEM
•	U.S. Application (Unpublished) - THERAPEUTIC USES OF DIGITAL STORY CAPTURE SYSTEMS

Operations

Substantially all of Dthera’s communications, network and the computer hardware used to operate our websites are co-located in a third-party facility. In addition, we use a combination of third-party, Internet-based or cloud computing services and off-site backup services in connection with our business operations and our disaster recovery systems. We have designed our websites to be highly available, secure and cost-effective using a variety of proprietary software, third-party services and freely available and commercially supported tools. We can scale to accommodate increasing numbers of registered users by adding relatively inexpensive industry-standard software. We use encryption technologies and certificates for secure transmission of personal information between users and our websites.

Competition

Although Digital Therapeutics is a relatively new space, Dthera faces indirect competition from companies in the mobile health, photo archiving, photo/audio interconnectivity, social networking and cloud storage sectors. Many of these companies are considerably larger, have greater resources and a longer operating history than does EveryStory. Management believes, however, that this is indirect competition because, to the best of management’s knowledge, there is not a competitor product that has the storytelling capability of the EveryStory platform. Management expects that competition in the sector will grow and become more intense through industry consolidation as well as the emergence of new participants in EveryStory’s market. EveryStory intends to compete on the basis of ease of use, technology, brand recognition, quality of products and service and support. Our competitive strategy may be significantly affected in the future by many external factors. Among them are marketing costs, technology and our current and future competitors’ pricing and marketing strategies.

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

Immediately following the effectiveness of the A&R Agreement, the Company’s 47,500 outstanding shares of Series A Preferred Stock were converted, pursuant to their terms, into 8,000,000 shares of post-reverse split common stock. Additionally, through the application of the reverse split, the 40,875,000 shares of common stock held by the legacy shareholders of Knowledge Machine following the closing of the EveryStory Transaction and immediately prior to the reverse split became 8,000,000 shares of common stock. Accordingly, the legacy shareholders of Knowledge Machine International, including the holders of the shares of Series A Preferred Stock, owned an aggregate of 16,000,000 shares of the Company’s common stock. The shares of the Company’s common stock held by the former EveryStory Shareholders went from 77,377,713 to 15,477,604 shares by virtue of the reverse split, with additional shares of the Company’s common stock issued to the holders of EveryStory convertible instruments, including convertible notes and other derivative securities.

Following the reverse split, the Company had 35,866,601 shares of common stock outstanding.

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

In connection with the name change, and to help current shareholders and new investors better understand the business of the Company, the Company requested that a new ticker symbol be assigned to the Company. The Company was assigned “DTHR” as the new ticker symbol.

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

Change in Auditors

On November 8, 2016, the Company notified Pritchett Siler & Hardy, P.C. (“PSH”), an independent registered public accounting firm, that effective as of November 8, 2016, the Company had decided to dismiss PSH as the Company’s independent registered public accounting firm. The decision to dismiss PSH was made and approved by the Company’s Board of Directors.

The audit reports of PSH on the Company's financial statements for the fiscal years ended June 30, 2016 and 2015, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, or accounting principles, except that the PSH reports for these fiscal years ended contained a going concern uncertainty. This uncertainty expressed substantial doubt about the Company's ability to continue as a going concern based on working capital deficits and the lack of profitable operations.

During the two most recent fiscal years and through November 8, 2016, the Company had no disagreements with PSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to their satisfaction, would have caused PSH to make reference to the subject matter of the disagreement in connection with its reports. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Effective as of November 8, 2016, the Company engaged Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as its new independent registered public accounting firm. The decision to engage Sadler Gibb was made and approved by the Company's Board of Directors. The headquarters office of Sadler Gibb is located in Salt Lake City, Utah, and Sadler Gibb is registered with the Public Company Accounting Oversight Board.

During the two most recent fiscal years and through November 8, 2016, the Company has not consulted with Sadler Gibb regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

Change in Fiscal Year End

On November 12, 2016, the Company’s Board of Directors approved a change in fiscal year-end of the Company from a June 30 year-end to a calendar year-end of December 31. The Board of Directors’ decision to change the fiscal year-end is intended to assist the financial community in its analysis of the business and in comparing Dthera’s financial results to others in the industry, and to synchronize the Company's fiscal reporting period with the Securities and Exchange Commission's required year-end reserve reporting period of December 31.

Additionally, the Company’s principal operating subsidiary, EveryStory, Inc., has a December 31 year end, and because the Company’s principal operations are focused on the implementation of the EveryStory Platform, and because EveryStory’s financial statements are prepared on a calendar year end basis, the Board of Directors determined it to be in the best interests of the Company to not have to re-audit the EveryStory financial statements to reflect a June 30 year end. As such, the Board of Directors approved the change.

Closing of Private Offering

On April 10, 2017, the Company closed a private placement offering (the “Private Offering”) in which the Company raised gross proceeds of approximately $1,233,900 The Company sold an aggregate of 7,119,500 shares of its common stock in the Private Offering. The Company’s management intends to use the proceeds to repay certain convertible debt instruments and to use the proceeds for general corporate purposes and working capital.

Results of Clinical Trial

On April 10, 2017, the Company announced the conclusion of a clinical study conducted at University of California San Diego School of Medicine, which demonstrated positive results of its product, ReminX on patients with Alzheimer's disease and Dementia. The study was conducted by J. Vincent Filoteo, PhD, Professor of Psychiatry and Neuropsychology Section Chief in the Department of Psychiatry at UC San Diego School of Medicine.

In the study, subjects were shown personalized video slideshow stories, which were created by the Platform itself, displaying moments from various points in their life along with narration provided by family members.

The underlying science behind the product is called “Reminiscence Therapy” (“RT”), which is a well-known and well-understood cognitive behavioral therapy, primarily used with the elderly, to both reduce anxiety and increase the quality of life in patients with dementia or those experiencing isolation. RT is usually provided either in a one-on-one setting or in groups. One of the key limitations to RT in the past was that it is very labor intensive, typically involving a family member or caregiver sitting with the patient manually going through the stories, therefore rendering it not easily scalable.

The Platform enables an immediate implementation of the core features of RT that can be provided to patients at any time. Dthera’s Platform allows for the key elements of the therapy to be delivered through a Digital Therapeutic software. Driven by a proprietary artificial intelligence engine, Dthera's software helps families populate stories so that patients in long term care facilities have constant access to personalized Reminiscence Therapy.

Dr. Filoteo stated: “The results of this proof-of-concept study are very promising and have the potential to help herald a new way to deliver a form of relief to patients suffering with dementia and related anxiety or depression. Our results indicate that the use of this software led to an immediate and significant decrease in anxiety and depression in our patients, which was also observed by their caregivers. These significant results, which were larger in magnitude than expected, form the basis to further investigate the neuropsychiatric mechanisms that underlie improved mood through the use of this software technology.”

Dthera’s management believes that digital therapeutics – the use of software to create a medical effect in patients – is an exciting new frontier for medicine, and that this clinical study supports that the ReminX Platform can be used to scale out otherwise labor-intensive medical practices.

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

We depend on key personnel.

For the foreseeable future, our success will depend largely on management’s industry knowledge, marketing skills and relationships with key investors, customer bases, and industry leaders. Many key contributors working with the Company are outside consultants providing services to the Company in their areas of expertise. Should any of these individuals leave Dthera or cease to provide consulting services, such departures may have a material adverse effect on our future results of operations.

We will indemnify Management and the members of the Board of Directors.

These key decision-makers will be entitled to indemnification from Dthera except in certain circumstances, as more fully set forth in our Articles of Incorporation and Bylaws, each as amended or amended and restated.

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

Our success and ability to compete depend in part on our intellectual property. As of January 30, 2017, Dthera had one patent issued in the U.S,; one patent pending application in the U.S.; one international patent filed; and an unpublished patent application, all relating to the Company’s core technology of reminiscence therapy technologies. As Dthera continues to develop its intellectual property, it will file additional patent applications as appropriate. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. Our pending applications may not result in the issuance of patents. If we file patent applications outside the U.S., we may have to expend significant resources to obtain additional patents as we expand our international operations.

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

We focus on developing and launching new and innovative products and features, as well as on improving the user experience for our services. We also focus on growing the number of Dthera users and paying organizations through indirect channel sales and through word-of-mouth by individual users, some of whom use our services at no cost. We prioritize innovation and the experience for users on our platform, as well as the growth of our user base, over short-term operating results. We make product and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the user experience and to develop innovative features that we feel our users desire. These decisions may not be consistent with the short-term expectations of investors and may not produce the long-term benefits that we expect.

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

Anti-takeover provisions in our charter documents and under Nevada law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit any eventual market price of our common stock.

Provisions in our amended and restated articles of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our articles of incorporation and bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

•	specify that special meetings of our stockholders can be called only by the President, Vice President, or a majority of the board of directors, and shall be called at the request of stockholders holding a majority of the capital stock of Dthera; and

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

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

This Report contains certain forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Report will, in fact, transpire. Any negative change in the factors listed above could adversely affect the financial condition and operating results of Dthera and its products.

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

Our common stock trades in the over-the-counter market and is quoted on the OTC Pink Sheets, with little trading volume or activity. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations may adversely affect the market price of our common stock and result in substantial losses to our investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically, our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

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

Under our Articles of Incorporation, our Board is authorized to issue up to 1,000,000 shares of preferred stock, none of which were issued and outstanding as of the date of this Report. (The Company had previously designated 150,000 shares of Series A Preferred Stock, but all had been converted into shares of the Company’s common stock as of the date of this Report.) Also, our Board, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the Board causes shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The Board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the Board could include voting rights, or even super voting rights, which could shift the ability to control the Company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at 7310 Miramar Rd., Suite 350, San Diego, CA 92126. The lease payments are $1,000 per month, and are on a month-to-month basis, with no long-term lease in place. Management believes that the Company is on good terms with the landlord, and will continue to evaluate and balance the needs for office space and the costs and risk associated with additional space.

ITEM 3. LEGAL PROCEEDINGS.

Neither we nor our subsidiary, EveryStory, is a party to, nor is any of their property subject to, any legal proceedings which require disclosure pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Markets under the symbol “DTHR.” The Company’s common stock was approved for quotation on June 18, 2014. As of the date of this Report, an active trading in the Company’s common stock had not developed.

Holders

As of April 16, 2017, there were approximately 101 stockholders. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the transition year ended December 31, 2016, the Company had no compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance. The Company’s subsidiary, EveryStory, had an incentive stock and stock option plan, pursuant to which shares of EveryStory common stock were or could be issued. However, pursuant to the transaction with EveryStory discussed herein, all shares of EveryStory common stock were exchanged for shares of the Company’s common stock. The EveryStory stock options were converted into Dthera options on September 21, 2016, pursuant to the A&R Agreement.

Recent sales of unregistered securities

On April 10, 2017, the Company closed a private placement offering (the “Private Offering”) in which the Company raised gross proceeds of approximately $1,233,900 The Company sold an aggregate of 7,119,500 shares of its common stock in the Private Offering to approximately 27 investors. The Company’s officers and directors conducted the offering, and worked with a placement agent in connection with several of the investors. All of the investors signed agreements indicating that they were accredited investors, that they were purchasing the Company’s shares for investment purposes and not with a view to distribute them, that they were purchasing for their own accounts and not for the accounts of others, that they were experienced in investing in early stage companies, and that they had been afforded sufficient opportunities to obtain information about the Company. The Company made available copies of its public filings in connection with a private placement memorandum.

The Private Offering was conducted in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as well as rules and regulations promulgated thereunder based on the following factors: (i) the number of purchasers; (ii) the absence of general solicitation; (iii) investment representations obtained from the investors in the transaction; (iv) the provision of appropriate disclosures; and (v) the placement of restrictive legends on the certificates reflecting the securities sold.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

On September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). The Company is developing a Digital Therapeutic technology designed to deliver Reminiscence Therapy to certain patient populations, principally patients suffering from Alzheimer’s disease and dementia with the goal of a Quality of Life benefit and reduction in anxiety in those populations. Prior to the closing of the EveryStory transaction, the Company was incorporated in the State of Nevada on December 27, 2012, to engage in the development and operation of a business engaged in the distribution of high end edged tools produced outside the US. We conducted this business through October 22, 2014. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”), which focused on new technologies, acquiring licensing rights to those technologies, and marketing the licensed technologies, and we sold off our edged tools business. In connection with the EveryStory transaction, we dissolved Knowledge Machine, and terminated the technology licensing and marketing operations.

Change in Fiscal Year End

As noted above, on November 12, 2016, the Board of Directors approved a change in fiscal year-end of the Company from a June 30 year-end to a calendar year-end of December 31. The Board of Directors’ decision to change the fiscal year-end is intended to assist the financial community in its analysis of the business and in comparing Dthera’s financial results to others in the industry, and to synchronize the Company's fiscal reporting period with the Securities and Exchange Commission's required year-end reserve reporting period of December 31. Additionally, the Company’s principal operating subsidiary, EveryStory, Inc., has a December 31 year end, and because the Company’s principal operations are focused on the implementation of the EveryStory Platform, and because EveryStory’s financial statements are prepared on a calendar year end basis, the Board of Directors determined it to be in the best interests of the Company to not have to re-audit the EveryStory financial statements to reflect a June 30 year end. As such, the Board of Directors approved the change.

As of November 12, 2016, the date of the Company's fiscal year-end was changed to December 31. Accordingly, the Company filed a transitional quarterly report on Form 10-QT, reflecting the period ended September 30, 2016, as the third quarter rather than the first quarter, and is filing this transitional annual report on Form 10-KT for the fiscal year ended December 31, 2016.

Dthera Business and Platform

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

The Company’s technology Platform streamlines the creation of personalized digital stories, and management is focused on the goal of becoming the first clinically-proven Digital Therapeutic technology targeting patients with Alzheimer's disease and Dementia. EveryStory already has received a US patent (issued in 2010) that broadly covers the use of EveryStory’s technology in Senior Living facilities. The Company has recently concluded a clinical trial with UCSD which produced positive results indicating that the Company’s ReminX Platform is an effective anxiety reduction and quality of life therapy for those with Alzheimer’s disease or Dementia (“ADOD”).

EveryStory conducts its operations from its facilities located in San Diego, California.

Plan of Operations

Revenue Model

Digital Therapeutics Business Model

Dthera intends to offer the Digital Therapeutics technology directly to the families of ADOD patients as a clinical supported therapy. Additionally, Dthera intends to partner directly with Senior Living management firms, to introduce to the resident and the resident’s families starting in the summer of 2017.

In both the direct-to-Patient and the Senior Living-management models, management anticipates that the product, which will include a digital tablet in the patient’s room, with monthly and/or yearly rates for participation in the program.

Additionally, Dthera intends to seek partners in international markets to help make introductions to the Senior Living-type markets and other implementation techniques.

Once Dthera has begun implementation of the Digital Therapeutics and Reminiscence Therapy applications of the Platform, Dthera’s management intends to further explore other applications of the Platform targeting other indications with patients that could benefit from the core technology.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

As noted above, the information below relating to historical data for the periods ended December 31, 2016 and 2015, relate to the operations of the Company’s subsidiary, EveryStory, and not to the prior business and operations of Knowledge Machine International, Inc., which were terminated following the closing of the EveryStory Transaction on September 21, 2016.

Gross Revenue. Gross revenue for the years ended December 31, 2016 and 2015 was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 totaled $690,248, a 17% increase compared to general and administrative expenses of $590,569 for the year ended December 31, 2015. The increase is primarily due to the Company’s increase of stock option expense recognized in the current year.

Professional Fees

Professional fees for the year ended December 31, 2016 totaled $343,694, a 120% increase compared to professional fees of $156,573 for the year ended December 31, 2015. The increase is primarily due to the legal and audit fees related to the A&R Agreement.

Other Expenses

Interest Expense

Interest expense for the year ended December 31, 2016, totaled $126,115, a 491% increase compared to interest expenses of $21,350 for the year ended December 31, 2015. The increase is due to an increase in notes payable, resulting in an increase of accrued interest and the amortization of debt discounts in the current period.

Derivative Expense

Derivative expense for the year ended December 31, 2016, totaled $37,616, a 100% increase compared to derivative expense of $0 for the year ended December 31, 2015. The increase is due to the Company’s entering into four convertible debt instruments during the current period with a derivative liability.

Gain on Derivative Liability

Gain on derivative liability for the year ended December 31, 2016, totaled $33,114, a 100% increase compared to gain on derivative liability of $0 for the year ended December 31, 2015. The increase is due to the change in value of the derivative liability on re-measurement at period end.

Gain on Settlement of Debt

Gain on settlement of debt for the year ended December 31, 2016, totaled $34,875, a 100% increase compared to gain on settlement of debt of $0 for the year ended December 31, 2015. The increase is due to the settlement of accrued consulting fees of $60,000 through EveryStory issuing 37,500 shares of its common stock, which were exchanged for 263,325 shares of Dthera common stock valued at $25,125.

Impairment of Intangible Assets

Impairment of intangible assets for the year ended December 31, 2016, totaled $58,960, a 730% increase compared to impairment of intangible assets of $7,100 for the year ended December 31, 2015. The increase is due to the Company’s impairing the intangible asset purchase with stock in the current period.

Net Loss

 For the reasons stated above, the Company’s net loss for the year ended December 31, 2016, was $1,194,804, compared to net loss of $776,507 during the year ended December 31, 2015.

Liquidity and Capital Resources

As of year ended December 31, 2016, the Company had cash of $12,191 and deposits of $1,000. The Company had current liabilities of $593,926 consisting of accounts payable and accrued expenses, derivative liability, notes payable and convertible notes payable. As of year ended December 31, 2016, the Company had a working capital deficit of $580,735.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company had ongoing operations during from inception to December 31, 2016, with an accumulated deficit of $1,978,400.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 8, 2016, the Company notified Pritchett Siler & Hardy, P.C. (“PSH”), an independent registered public accounting firm, that effective as of November 8, 2016, the Company had decided to dismiss PSH as the Company’s independent registered public accounting firm. The decision to dismiss PSH was made and approved by the Company’s Board of Directors.

The audit reports of PSH on the Company's financial statements for the fiscal years ended June 30, 2016 and 2015, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, or accounting principles, except that the PSH reports for these fiscal years ended contained a going concern uncertainty. This uncertainty expressed substantial doubt about the Company's ability to continue as a going concern based on working capital deficits and the lack of profitable operations.

During the two most recent fiscal years and through November 8, 2016, the Company had no disagreements with PSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to their satisfaction, would have caused PSH to make reference to the subject matter of the disagreement in connection with its reports. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has provided PSH with a copy of the disclosures required by Item 304(a) contained in this Report on Form 8-K and has requested that PSH furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether PSH agrees with the statements made by the registrant in this Form 8-K and, if not, stating the respects in which it does not agree. A copy of PSH’s letter dated November 10, 2016, was filed as Exhibit 16.1to the Company’s Current Report on Form 8-K filed November 15, 2016.

Effective as of November 8, 2016, the Company engaged Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as its new independent registered public accounting firm. The decision to engage Sadler Gibb was made and approved by the Company's Board of Directors. The headquarters office of Sadler Gibb is located in Salt Lake City, Utah, and Sadler Gibb is registered with the Public Company Accounting Oversight Board.

During the two most recent fiscal years and through November 8, 2016, the Company had not consulted with Sadler Gibb regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our executive officers and directors, each of whom was appointed effective September 21, 2016:

Name	Age	Title
Edward Cox	36	Director, Chairman, President, and CEO
David Keene	40	Director, Chief Technical Officer
Larry Morgan	66	Director

The Board believes that each director named below is highly qualified and has the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to appoint them.

Edward Cox, age 36, has served as our President, Chief Executive Officer, Chairman, and a director since September 21, 2016. In addition, he has served as President, Chief Executive Officer, Chairman, and a director of EveryStory since February 6, 2015. Prior to that, he served as a Vice President and Executive Officer of Apricus Biosciences, Inc., a publicly traded company, since December 2009, in roles leading Commercial Development, Business Development, Investor Relations, and Corporate Development. Mr. Cox served as the President, Director and Secretary of Bio-Quant, Inc. from January 2007 until BioQuant’s merger with NexMed, Inc., which was renamed Apricus Biosciences. Prior to 2007, Mr. Cox previously served as an executive or board member of both public and private companies in the areas of Healthcare, Life Science, Technology and Resources. Mr. Cox holds a Master of Science in Management degree from the Warrington College of Business Administration at the University of Florida.

David Keene, age 40, has served as our Chief Technology Officer and as a director since September 21, 2016. In addition, he is the founder, Chief Technology Officer and a member of the Board of Directors of EveryStory, is a veteran of the video game industry who has specialized in commerce and content delivery. Prior to founding EveryStory, from 2010 to 2013, Mr. Keene served as Chief Architect – Commerce Platform for Trion Worlds, Inc. (fka Trion World Networks, Inc.). At Trion, Mr. Keene led a group of senior engineers through the design and architecture process to create an innovative, world class commerce platform. Mr. Keene also created a high capability MTX platform that supported complex promotions, asymmetrical subscriptions, multiple game-specific currencies and robust reporting. While at Trion, Mr. Keene also had direct management responsibility over the quality assurance engineering team that created a third party order testing platform (custom DSL) for fully automated testing on all development. Prior to Trion, from 2006 to 2010, Mr. Keene served as Senior Architect – PlayStation Network for Sony Network Entertainment (“SNE”). While at SNE, Mr. Keene managed integrations with multiple SNE global partner groups, added search to the PlayStation Network (“PSN”) through soir/lucene, implemented an innovative recommendation system that avoided IP risk exposure. Mr. Keene also defined and led development guidance for the VERSA API, a RESTful api for next-gen PSN products and the Sony Qriosity video service. Prior to SNE, from 2004 to 2006, Mr. Keene served as a Senior Engineer at Sony Online Entertainment, where he worked supported the launch of several massively multiplayer online games (“MMOs”) including EverQuest II. Prior to that, from 2001 to 2004, Mr. Keene served as an independent software consultant and as a Senior Database Engineer for Shea Homes, a California-based home builder.

Larry Morgan, age 66, has served as a director since September 21, 2016. In addition, he joined the EveryStory board of directors in 2015. Mr. Morgan is a top-flight executive with over 25 years of global experience in the telecom, IT services, enterprise restructuring, and consulting industries. Mr. Morgan is currently President and CEO of The Noble Group, a consulting firm that advises early stage companies on growth strategies and advises the managements of seasoned companies regarding exit strategies. Mr. Morgan is also an active investor with Vertical Venture Partners, Tech Coast Angels and OurCrowd. From 2010 to 2013 Mr. Morgan served as Executive Director of San Diego Data Processing Corporation and led a restructuring that resulted in annual savings in excess of $11 million to the City of San Diego. Prior to that, from 2007 to 2009, Mr. Morgan served as a Managing Director of Macquarie Telecom, where he led the turnaround of the international hosting, voice and data outsourcing division and led the sale of the resulting profitable business. In addition to domestic postings, during his tenure with Macquarie, Mr. Morgan had postings in Australia and Singapore, Prior to Macquarie, from 2005 to 2006, Mr. Morgan served as President and CEO of Virtela Communications, spearheading the turnaround that resulted in the foundation for Virtela’s eventual sale for over $500 million. Prior to Virtela, from 1991 to 2005, Mr. Morgan had several executive positions of increasing responsibility with Infonet Services Corporation, and last served as Corporate Vice President and General Manager. During his tenure with Infonet, Mr. Morgan led Infonet’s business in Europe, the Middle East and Africa, was responsible for all IP, outsourcing and cloud computing products, expansion into India, network coverage in 61 countries, and was a member of the executive due diligence and transition team in connection with the company’s sale to British Telecom for $965 million. Also during his tenure with Infonet, Mr. Morgan had international postings in The Netherlands and Singapore. Mr. Morgan holds both a B.S. degree (Mathematics and Education) and an M.A. degree (Administration) from Villanova University.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our Company and its subsidiaries for the years ended December 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Salary ($)		Stock Awards ($)	Total ($)
Edward Cox,	2016	$0		$0	$0
Chief Executive Officer	2015	$0		$0	$0

David Keene,	2016	$8,200	(1)	$0	$8,200
Chief Technical Officer	2015	$0		$0	$0

(1)	Mr. Keene was paid a total of $8,200 in Q4 2016 as consulting fees, rather than salary, for software development. Additionally, Mr. Keene was paid $13,000 in the first quarter of 2017 for software development work.

Outstanding Equity Awards at Fiscal Year End (December 31, 2016)

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Edward Cox	–	–	–	N/A	N/A	–	–	–	–
David Keene	–	–	–	N/A	N/A	–	–	–	–
Larry Morgan	–	–	–	N/A	N/A	–	–	–	–
Vivek R. Dave	–	–	–	N/A	N/A	–	–	–	–

No named executive officer held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2016.

Director Compensation

Neither Mr. Cox nor Mr. Keene received any compensation for their services as directors of the Company. All compensation paid to Mr. Cox and Mr. Keene was in connection with their services as officers of the Company, outlined above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information furnished by current management and others, concerning the beneficial ownership of our common stock as of April 12, 2017, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group. The percentages below are based on a total of 35,841,586 shares outstanding as of April 12, 2017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)

Vivek R. Dave, Former Officer and Director 14 Hayward Brook Drive Concord, NH 03301	766,761	2.08%

Edward Cox, CEO, Director 9921 Carmel Mountain Road, Suite 118 San Diego, CA 92129	6,301,357	17.10%

David Keene, Director 9921 Carmel Mountain Road, Suite 118 San Diego, CA 92129	7,701,659	20.90%

Larry Morgan, Director 9921 Carmel Mountain Road, Suite 118 San Diego, CA 92129	398,683	1.08%

Named Executive Officers, Executive Officers, and Directors as a Group (3 Persons)	14,401,699	39.09%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of March 31, 2017, we had 35,841,586 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

None.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $36,000 for fiscal year ended December 31, 2016, and $27,345 for fiscal year ended December 31, 2015.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $28,412 for fiscal year ended December 31, 2016, and $0 for fiscal year ended December 31, 2015.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended December 31, 2016, and $0 for fiscal year ended December 31, 2015.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended December 31, 2016, and $0 for fiscal year ended December 31, 2015.

Audit Committee

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures. Additionally, as of the date of this Report the Company did not have an audit committee financial expert due to the size of the Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Here- with
2.1	Agreement and Plan of Reorganization dated October 22, 2104	10-K	2.1	10/28/14
2.2	Asset Purchase Agreement dated October 22, 2014	10-K	2.2	10/28/14
2.3	Amended and Restated Acquisition and Share Exchange Agreement between Knowledge Machine International, Inc., and EveryStory, Inc., and the Shareholders of EveryStory, Inc., dated as of September 21, 2016	8-K	2.1	9/27/16
3.1	Articles of Incorporation	10-K	3.1	10/28/14
3.2	Bylaws	S-1	3.2	9/16/13
3.3	Certificate of Designation Establishing the Designation, Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Preferred Stock, as filed with the Nevada Secretary of State on June 30, 2016	8-K	3.1	6/24/16
3.4	Certificate of Amendment to Articles of Incorporation	8-K	3.1	10/6/16
10.1	Amended and Restated Acquisition and Share Exchange Agreement	8-K	2.1	9/27/16
10.2	Form of Convertible Promissory Note	8-K	99.1	9/27/16
10.3	Form of Securities Purchase Agreement	8-K	99.2	9/27/16
16.1	Letter from John Scrudato, CPA to the Securities and Exchange Commission dated October 28, 2014.	10-K	16.1	10/28/14
16.2	Letter from Pritchett Siler & Hardy, P.C.	8-K	16.1	11/15/2016
21.1	Subsidiaries				X
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer				X
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTHERA SCIENCES

Date: April 17, 2017	By:	/s/ Edward Cox
Edward Cox, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Edward Cox	Chairman, Chief Executive Officer and President	April 17, 2017
Edward Cox	(Principal executive, financial, and accounting officer)

/s/ David Keene	Director, Chief Technical Officer	April 17, 2017
David Keene

/s/ Larry Morgan	Director	April 17, 2017
Larry Morgan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dthera Sciences

We have audited the accompanying consolidated balance sheets of Dthera Sciences (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dthera Sciences as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 17, 2017

DTHERA SCIENCES

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2016	2015
ASSETS
CURRENT ASSETS
Cash	$12,191	$27,238
Prepaid expenses	–	21,390
Deposits	1,000	1,000
TOTAL CURRENT ASSETS	13,191	49,628

LONG TERM ASSETS
Property and equipment, net	914	1,648
TOTAL LONG TERM ASSETS	914	1,648

TOTAL ASSETS	$14,105	$51,276

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$268,564	$167,958
Accounts payable and accrued expenses, related party	3,515	–
Derivative liability	234,502	–
Notes payable-related party	–	61,064
Notes payable	20,000	–
Current portion of convertible notes payable-related party, net	–	29,114
Current portion of convertible notes payable, net	67,345	189,243
TOTAL CURRENT LIABILITIES	593,926	447,379

LONG TERM LIABILITIES
Convertible notes payable, net	–	270,000
Convertible notes payable-related party, net	–	30,000
TOTAL LONG TERM LIABILITIES	–	300,000

TOTAL LIABILITIES	593,926	747,379
Preferred Stock, 10,000,000 shares authorized, $0.0001 par value
Redeemable preferred stock Series A, 150,000 Designated; $0.0001 Par Value; 112,690 and 0 shares issued and outstanding as at December 31, 2016 and December 31, 2015, respectively	11	–

STOCKHOLDERS' DEFICIT
Common stock 200,000,000 Shares Authorized; $0.001 Par Value; 36,181,101 and 14,353,093 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	36,181	14,353
Additional paid in capital	1,362,387	73,140
Accumulated deficit	(1,978,400)	(783,596)
Total Stockholders' Deficit	(579,832)	(696,103)
Total Liabilities and Stockholders' Deficit	$14,105	$51,276

The accompanying notes are an integral part of these audited consolidated financial statements.

DTHERA SCIENCES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2016	2015
REVENUES
Sales	–	–
Cost of services	–	–
GROSS PROFIT	–	–

OPERATING EXPENSES
Deprecation and amortization	6,159	915
General and administrative	690,248	590,569
Professional fees	343,694	156,573
TOTAL OPERATING EXPENSES	1,040,101	748,057

OPERATING LOSS	(1,040,101)	(748,057)

OTHER EXPENSES
Interest expense	(126,115)	(21,350)
Derivative expense	(37,616)	–
Gain on derivative liability	33,114	–
Gain on settlement of debt	34,874	–
Impairment of intangible assets	(58,960)	(7,100)
TOTAL OTHER EXPENSES	(154,703)	(28,450)

Provision for Income Taxes	–	–

NET LOSS	$(1,194,804)	$(776,507)

Loss per share Basic and diluted	$(0.05)	$(0.06)
WEIGHTED AVERAGE SHARES OUTSTANDING Basic and diluted	23,767,632	11,971,621

The accompanying notes are an integral part of these audited consolidated financial statements.

DTHERA SCIENCES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2014	–	$–	7,701,659	$7,702	$2,298	$(7,089)	$2,911

Common stock issued for cash	–	–	6,301,358	6,301	3,699	–	10,000
Common stock issued for services	–	–	350,076	350	33,150	–	33,500
Fair value of options vested	–	–	–	–	33,993	–	33,993
Net loss for the year ended December 31, 2015	–	–	–	–	–	(776,507)	(776,507)

Balance December 31, 2015	–	–	14,353,093	14,353	73,140	(783,596)	(696,103)

Common stock issued for cash	–	–	314,500	315	62,585	–	62,900
Common stock issued for services	–	–	438,363	438	41,437	–	41,875
Common stock issued for patent	–	–	616,133	616	58,344	–	58,960
Common stock issued for conversion of debt	–	–	4,388,997	4,389	725,785	–	730,174
Common stock issued in lieu of interest	–	–	70,015	70	6,630	–	6,700
Preferred stock issued for conversion of debt	112,690	11	–	–	112,679	–	112,679
Fair value of options vested	–	–	–	–	241,433	–	241,433
Common stock issued in share exchange agreement	–	–	16,000,000	16,000	40,354	–	56,354
Net loss for the year ended December 31, 2016	–	–	–	–	–	(1,194,804)	(1,194,804)

Balance December 31, 2016	112,690	$11	$36,181,101	$36,181	$1,362,387	$(1,978,400)	$(579,832)

The accompanying notes are an integral part of these audited consolidated financial statements.

DTHERA SCIENCES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,194,804)	$(776,507)
Adjustments for non-cash items:
Amortization and depreciation	73,505	4,272
Impairment of intangible assets	58,960	7,100
Common stock issued for services	16,750	33,500
Loss on extinguishment of debt	(34,874)	–
Gain on derivative liability	(33,114)	–
Initial derivative expense	37,616	–
Fair value of stock options vested	241,433	33,993
Operating expenses paid on behalf of the company by related parties	20,627	69,499
Changes in operating assets and liabilities:
Prepaid expenses	21,390	(21,390)
Deposits	–	(1,000)
Accounts payable and accrued liabilities	291,891	148,556
Accrued interest	58,773	17,993
NET CASH USED IN OPERATING ACTIVITIES	(441,847)	(483,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	–	(2,166)
Intangible assets	–	(7,100)
NET CASH USED IN INVESTING ACTIVITIES	–	(9,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	62,900	10,000
Proceeds from issuance of notes payable	20,000	–
Proceeds from issuance of notes payable - related party	–	135,000
Proceeds from issuance of convertible notes	330,000	456,333
Proceeds from issuance of notes payable - related party	94,000	–
Proceeds from issuance of convertible notes - related party	–	58,667
Payments of notes payable - related party	(80,100)	(148,153)
NET CASH PROVIDED BY FINANCING ACTIVITIES	426,800	511,847

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,047)	18,597

CASH AND CASH EQUIVALENTS
Beginning of period	27,238	8,641

End of period	$12,191	$27,238

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for assets	$58,960	$–
Common stock issued for accrued interest	$6,700	$–
Preferred series A shares issued in settlement of debt	$112,690	$–
Shares issued in settlement of debt	$731,391	$–
Net liabilities assumed in share exchange agreement	$56,354	$–
Debt discounts on convertible debt	$240,000	$10,000

The accompanying notes are an integral part of these audited consolidated financial statements.

DTHERA SCIENCES

(FKA Knowledge Machine International, Inc.)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Dthera Sciences (formerly Knowledge Machine International, Inc.) is a Nevada corporation, and was incorporated on December 27, 2012.

The Company offers a subscription-based service that captures, shares, and stores photos and audio in cloud. It offers a proprietary platform (the “Platform”), which enables users to preserve and share memories, and will initially target a Quality of Life benefit in certain patient populations, principally patients suffering from Alzheimer’s disease and dementia. On September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). Following the acquisition (referred to herein as the “EveryStory Transaction”), the Company’s business is to develop a Digital Therapeutic technology designed to deliver Reminiscence Therapy to certain patient populations, principally patients suffering from Alzheimer’s disease and dementia with the goal of a Quality of Life benefit and reduction in anxiety in those populations. As of the date of this Report, EveryStory was our only subsidiary. In connection with the EveryStory Transaction, the Company dissolved its other former subsidiary entity and terminated its prior business operations.

Acquisition of EveryStory; EveryStory Transaction

On September 21, 2016, the Company entered into an Amended and Restated Acquisition and Share Exchange Agreement (the “A&R Agreement”) with EveryStory, Inc., a Delaware corporation (“EveryStory”), and each of its shareholder (the “Shareholders”), and closed the acquisition (the “Acquisition”) of the ownership of EveryStory (the “Closing”).

The Company acquired all of the outstanding shares of EveryStory, and agreed to issue an aggregate of 77,377,713 pre-split /15,477,604 post-split shares of the Company’s common stock to the EveryStory holders, with the understanding that an additional 21,942,062 pre-split/4,388,997 post-split shares were issued to holders of EveryStory convertible debt instruments which are convertible or exercisable into shares of EveryStory common stock (collectively, the “Exchange Shares”). Additionally, prior to Closing, the parties agreed that certain shares of the Company’s common stock were to be returned to the Company for cancellation, resulting in the current Company’s shareholders owning an aggregate of 40,875,000 pre-split/8,000,000 post-split shares of the Company’s common stock immediately prior to the Closing.

Pursuant to the A&R Agreement, the 99,319,775 pre-split/ 19,866,601 post-split Exchange Shares issued or to be issued to the EveryStory constituted 75% of the total issued and outstanding shares of the Company’s common stock, and the legacy Company shareholders (who were the owners of the Company’s common stock immediately prior to the Closing) owned an aggregate of 40,875,000 shares, which constituted 25% of the total outstanding Company common stock.

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

Immediately prior to the Closing, there were 40,875,000 shares of the Company’s common stock. In connection with the Closing, the Company issued an aggregate of 77,377,713 pre-split/ 15,477,604 post-split shares to the EveryStory shareholders, and 21,942,062 pre-split/4,388,997 post-split shares were issued to the holders of EveryStory convertible debt instruments, and the parties to the A&R Agreement understand and anticipate that all such holders would exercise and convert their securities into the reserved shares of the Company.

On November 2, 2016, a reverse stock split (the “Reverse Split”) of the Company’s common stock took effect. The ratio of the Reverse Split was 1:5.109375, meaning one new share for each 5.109375 old shares of the Company’s common stock. Except as specifically noted or indicated herein, all share numbers provided in this Annual Report are given on a post-reverse-split basis.

Accounting Basis

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).   As disclosed in a Current Report on Form 8-K filed November 17, 2016, the Company recently changed to a December 31 fiscal year end.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of December 31, 2016 and 2015, the Company’s cash balances were within the FDIC insurance coverage limits.

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

The Company accounts for its derivative liabilities and non-employee stock options, at fair value, on a recurring basis under level 2.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase options and convertible debt, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

For convertible debt with embedded derivatives, the Company uses the Binomial Lattice model to value the embedded derivatives.

Debt Issuance Costs and Debt Discount

The Company may record debt issuance costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Concentration of Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

For the year ended December 31, 2016 and 2015 there were no customers that accounted for a material portion of total revenues.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Office Equipment and Computers	2 to 3 years

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred.

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses both an estimate of undiscounted future net cash flows of the assets over the remaining useful lives and a replacement cost method when determining their fair values. If the carrying values of the assets exceed the fair value of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on the relative selling price method and revenue is recognized based on the Company’s policy for each respective element.

Software Development

The Company accounts for internal use software development costs in accordance with authoritative guidance related to accounting for the costs of app and web software developed or obtained for internal use. Software development costs that are incurred in the preliminary development stage are expensed as incurred. Once certain criteria have been met (“application development stage”), direct costs incurred in developing or obtaining computer software are capitalized. Costs in the post-implementation/operation stage, including costs related to training and software maintenance, are expensed as incurred.

Research and Development

The Company engages in new software development efforts. Research and development expenses relating to possible future software are expensed as incurred. Research and development expenses were approximately $0 for the years ended December 31, 2016 and 2015.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising may consist of media or online advertising and marketing. As such, advertising expenses were approximately $86,037 and $85,049 for the years ended December 31, 2016 and 2015, respectively.

Stock-Based Compensation

The Company accounts for share based payments in accordance with Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Black-Scholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

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

For the years ended December 31, 2016 and 2015, all of the Company’s potentially dilutive securities (options and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 3,596,198 and 741,418 at the years ended December 31, 2016 and 2015, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority.

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest and penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2013 to 2016 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this Report, the Company had an accumulated deficit of $1,978,400, negative working capital of $580,735, and no revenues to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. As of the date of this Report, the Company had not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations, and (2) to achieve adequate revenues from its operations. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, (c) placing revenue producing services into place, and (d) identifying and executing on additional revenue generating opportunities.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment were comprised of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Computer and Equipment	2,816	2,816
Less: Accumulated Depreciation	(1,902)	(1,168)
Net Property and Equipment	$914	$1,648

NOTE 4 – ASSET ACQUISITION

On June 5, 2016, EveryStory issued 88,000 shares of its common stock, which exchanged for 616,133 shares of Dthera common stock, for the purchase agreement for an SIT Patent at $0.67 per share for a value of $58,960. The price per share for Common Stock issued was based on the relative fair market value of the Common Stock using the backsolve valuation method.

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

The transaction was accounted for in accordance with asset acquisition guidance found in ASC 805. The consideration transferred and assets acquired recognized is as follows:

Consideration paid:
Common Stock	$58,960

Consideration received:
Intangible assets	$58,960

Net value of assets purchased:	$58,960

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Technology asset purchase	$58,960	$7,100
Less: Accumulated Amortization	–	–
Less: Impairment	(58,960)	(7,100)
Net Intangible Assets	$–	$–

The Company impaired intangible assets related to the technology asset purchase and patent purchase due to no revenue production, totaling $58,960 and $7,100, for the years ended December 31, 2016 and 2015, respectively.

NOTE 6 – LOANS PAYABLE

Notes Payable – Related Parties

Notes payable due to related parties consisted of the following as of December 31, 2016 and 2015:

Balance December 31, 2015	$61,064
Cash additions	94,000
Expense additions	20,627
Cash payments	(80,100)
Conversions	(95,591)
Balance December 31, 2016	$–

During the years ended December 31, 2016 and 2015, EveryStory’s Founder and CEO advanced $88,000 and $110,000, and expense additions of $20,627 and $68,904, and was repaid $66,000 and $75,000, respectively. The notes bear an interest rate of 0% per annum.

During the years ended December 31, 2016 and 2015, EveryStory’s Founder and CTO advanced $6,000 and $25,000, and expense additions of $0 and $595, and was repaid $14,100 and $73,153, respectively. The notes bear an interest rate of 0% per annum.

On September 21, 2016, the Company’s wholly owned subsidiary (EveryStory) issued 112,690 shares of the EveryStory Series A Preferred Stock to the CEO and CTO in exchange for and as full payment of amounts to them which included $6,096 of accrued expenses, $95,591 of related party loans, $10,000 of convertible notes payable and $1,003 of accrued interest on the convertible notes payable. The EveryStory Series A Preferred Stock are redeemable at any time for cash on a dollar-per-dollar basis at a redemption price of $1.00 per share. If not redeemed for cash, the shares of EveryStory Series A Preferred Stock can be convertible into shares of common stock, using a post-split conversion price of $0.10 per share pursuant to the A&R Agreement.

Notes Payable

Notes payable consisted of the following as of December 31, 2016 and 2015:

Balance December 31, 2015	$–
Cash additions	20,000
Expense additions	–
Cash payments	–
Conversions	–
Balance December 31, 2016	$20,000

On August 3, 2016, the Company entered into a promissory note purchase agreement with an unrelated individual for $20,000. This note is due on demand. In lieu of interest, EveryStory issued 10,000 shares of its common stock, which exchanged for 70,015 shares of Dthera common stock, for a value of $6,700.

Convertible Notes Payable – Related Parties

Convertible notes payable due to related parties consisted of the following as of December 31, 2016 and 2015:

Balance December 31, 2015	$60,000
Cash additions	–
Expense additions	–
Conversions	(60,000)
Debt discount from debt issuance costs	–
Balance December 31, 2016	$–

On June 29, 2015, EveryStory issued to two related party individuals convertible notes for $30,000 that mature on December 31, 2016. The notes bear an interest rate of 12% per annum and are convertible into shares of EveryStory’s common stock at the lesser of 70% of the price per share paid by the investors for the next preferred stock in a qualified financing or the quotient of $2,000,000 divided by the fully diluted capitalization of the Company immediately prior to the closing date of the qualified financing.

On November 18, 2015, EveryStory issued to two related party individuals convertible notes for $30,000 that mature on November 18, 2017. The notes bear an interest rate of 12% per annum and are convertible into shares of EveryStory’s common stock at the lesser of 60% of the lowest price per share paid by the investors for the next preferred stock in a qualified financing or the quotient of $5,000,000 divided by the fully diluted capitalization of EveryStory immediately prior to the closing date of the qualified financing.

On September 21, 2016, in connection with the EveryStory Transaction and the A&R Agreement, the Company's CEO converted the full balance of notes totaling $10,000 of principal and $1,003 of interest into series A preferred stock, and a director of the Company converted $50,000 of principal and $6,231 of interest into an aggregate of 337,998 shares of Dthera common stock.

Convertible Notes Payable

Notes payable due to non-related parties consisted of the following as of December 31, 2016, and December 31, 2015:

Balance December 31, 2015	$465,000
Cash additions	330,000
Expense additions	10,000
Conversions	(565,000)
Debt discount	(172,655)
Balance December 31, 2016	$67,345

On June 29, 2015, EveryStory issued to ten unrelated individuals convertible notes in the aggregate amount of $195,000 that mature on December 31, 2016. The notes bear an interest rate of 12% per annum and are convertible into shares of EveryStory’s common stock at the lesser of 70% of the price per share paid by the investors for the next preferred stock in a qualified financing or the quotient of $2,000,000 divided by the fully diluted capitalization of EveryStory immediately prior to the closing date of the qualified financing. On September 21, 2016, all of these convertible notes were converted into common stock based on the terms of the A&R Agreement.

On October 20, 2015, EveryStory issued to an unrelated individual a convertible note for $5,000 that matures on October 20, 2017. The note bears an interest rate of 12% per annum and is convertible into shares of EveryStory’s common stock at the lesser of 60% of the lowest price per share paid by the investors for the next preferred stock in a qualified financing or the quotient of $5,000,000 divided by the fully diluted capitalization of EveryStory immediately prior to the closing date of the qualified financing. On September 21, 2016, this convertible note was converted into common stock based on the terms of the A&R Agreement.

On November 18, 2015, EveryStory issued to eleven unrelated individuals convertible notes in the aggregate amount of $265,000 that mature on November 18, 2017. The notes bear an interest rate of 12% per annum and are convertible into shares of EveryStory’s common stock at the lesser of 60% of the lowest price per share paid by the investors for the next preferred stock in a qualified financing or the quotient of $5,000,000 divided by the fully diluted capitalization of EveryStory immediately prior to the closing date of the qualified financing. On September 21, 2016, all of these convertible notes were converted into common stock based on the terms of the A&R Agreement.

On February 9, 2016, EveryStory issued to an unrelated individual two convertible notes for $100,000 that mature on February 9, 2018. The notes bear an interest rate of 0% per annum and are convertible into shares of EveryStory’s common stock at the $1.60 per share. On September 21, 2016, these convertible notes were converted into common stock based on the terms of the A&R Agreement.

On September 21, 2016, in connection with the EveryStory Transaction and the A&R Agreement, note holders converted their convertible notes in the aggregate amount of $565,000 and interest totaling $56,256 into an aggregate of 3,726,981 shares of Dthera common stock.

Effective September 22, 2016, the Company conducted a private offering of convertible notes (the “Note Offering”) to raise additional capital that would remain in the Company following the Closing of the EveryStory Transaction. In the convertible note offering, the Company raised an aggregate of $240,000, which was to be a component of the post-Closing capitalization of the Company. In the Note Offering, investors entered into a securities purchase agreement (the “Note SPA”) and were issued a convertible redeemable promissory note (collectively, the “Convertible Notes”). Pursuant to the terms of the Note SPA, each investor represented and warranted that it was an accredited investor and that he or she was purchasing the Convertible Notes for his or her own account, and not with a view to distribution, as well as other standard representations made in private transactions. Also pursuant to the Note SPA, the Company has the right to put an additional Convertible Note (in the same principal amount as purchased by the applicable investor) beginning on January 3, 2017, subject to certain conditions. The Convertible Notes bore interest at a rate of 10%, and were to mature on September 13, 2017, if not converted or prepaid prior to that. The Convertible Notes could convert into shares of the Company's common stock at a price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock as reported on the OTC Market platform on which the Company’s shares are quoted or any exchange upon which the Common Stock may be traded in the future ("Exchange"), on the date of the closing of the EveryStory Transaction. Up to 50% of the Convertible Notes could be repaid by the Company any time prior to 180 days after the issuance of the Convertible Notes, with a 30% premium to be paid in connection with the prepayment. As a result of this transaction a debt discount of $240,000 was recorded against the note. As of December 31, 2016, interest expense of $67,345 was recorded as part of the amortization of the debt discount, leaving a debt discount balance of $172,655. The principal balance of these notes at December 31, 2016 were $240,000.

NOTE 7 –DERIVATIVE LIABILITIES

The Company evaluates its fair value hierarchy disclosures each quarter. The Company has convertible debentures with embedded conversion features, which is accounted for as a derivative liability and measured at fair value on a recurring basis. As of December 31, 2016 this derivative liability had an estimated fair value of $234,502.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of  December 31, 2016:

Balance at December 31, 2015	$–
Additions related to embedded conversion features	267,616
Change in Fair Value of Derivative	(33,114)
Balance at December 31, 2016	$234,502

The fair value of this derivative liability was calculated using the Binomial Lattice model, valuing the derivative liability within the notes based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion feature with the reset provisions; redemption provisions; and the default provisions. Assumptions used to calculate the fair value of the derivative liability were as follows:

December 31,
2016
Expected term in years	0.98 – 0.70 years
Risk-free interest rates	0.56 – 0.71%
Volatility	166.9 – 188.4%
Dividend yield	0%

NOTE 8 –PREFERRED STOCK

The Company has authorized 10,000,000 Preferred Stock, of which it has designated 150,000 shares of $0.0001 par value per share Series A Redeemable Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share, of which 112,690 and 0 shares were issued and outstanding as of December 31, 2016 and 2015, respectively.

On September 13, 2016, the Company issued 112,690 shares of A Preferred Stock to the CEO and CTO in exchange for amounts owed to them which included $6,096 of accrued expenses, $95,591 of related party loans, $10,000 of convertible notes payable and $1,003 of accrued interest on the convertible notes payable. The Series A Preferred stock are redeemable at any time for cash on a dollar-per-dollar basis at a redemption price of $1.00 per share. If not redeemed for cash, according to the A&R Agreement the shares of Series A Preferred Stock can be converted into shares of Common Stock using a post-split conversion price of $0.10 per share pursuant to the A&R Agreement.

Series A Redeemable Preferred Stock

The Series A Preferred Stock have the following rights and preferences:

•	Redeemable at any time at the option of the holder for cash on a dollar-per-dollar basis at a redemption of $1.00 per share.

•	Convertible into shares of Common Stock using a conversion price of $0.10 per share.

•	No general voting rights until converted into Common Stock.

•	Entitled to receive dividends at a rate per annum of 8%

•	Liquidation preference upon a liquidation event.

NOTE 9 – COMMON STOCK

The Company has authorized 200,000,000 shares of $0.001 par value per share Common Stock, of which 181,069,775 pre-split/36,181,101 post-split shares and 14,353,093 shares were issued outstanding as of December 31, 2016, and December 31, 2015, respectively.

Year Ended December 31, 2016

On June 5, 2016, EveryStory issued 88,000 shares of its common stock, which were exchanged for 616,133 shares of Dthera common stock for the purchase agreement for an SIT Patent for a value of $58,960.

On August 3, 2016, EveryStory issued 10,000 shares of its common stock, which exchanged for 70,015 shares of Dthera common stock, for a value of $6,700 of accrued interest.

On September 15, 2016, EveryStory issued 25,000 shares of its common stock, which were exchanged for 175,038 shares of Dthera common stock valued at $16,750 for services.

On September 16, 2016, EveryStory issued 37,500 shares of its common stock, which were exchanged for 263,325 shares of Dthera common stock valued at $25,125 in settlement of $60,000 of accrued consulting fees. This resulted in a gain on settlement of $34,875.

On September 21, 2016, as part of the A&R Agreement, EveryStory issued 625,033 shares of its common stock, which were exchanged for 4,388,997 shares of Dthera common stock, for the conversion of debt for a value of $730,174. In connection with the A&R Agreement, the parties agreed that the prior shareholders of the Company would own an aggregate of 16,000,000 post-split shares of the Company’s common stock as part of the agreement totaling $56,354. The reverse stock split is discussed in more detail in Note 1 above.

From November to December 2016 the Company issued 314,500 shares of common stock at $0.20 per share for cash proceeds of $62,900, pursuant to the private placement offering.

Year Ended December 31, 2015

EveryStory issued 900,000 shares of its common stock for net cash proceeds of $10,000 to EveryStory founders. EveryStory also issued 50,000 shares of its common stock for services valued at $33,500. The price per share for Common Stock issued for services was based on the relative fair market value of the Common Stock using the backsolve valuation method. As of December 31, 205 there was 2,050,000 shares of EveryStory stock issued and outstanding. On September 21, 2016, as part of the A&R Agreement, these shares were exchanged for 14,353,093 shares of Dthera common stock.

NOTE 10 – STOCK PURCHASE OPTIONS

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

Stock Purchase Options

During the year ended December 31, 2016, EveryStory issued non-employee options to purchase a total of 106,100 shares of EveryStory common stock, which would exchange for 742,860 shares of Dthera common stock, which were originally valued at $63,678. EveryStory issued the options in conjunction with services. The EveryStory options were converted into Dthera options on September 21, 2016, pursuant to the A&R Agreement. As the options holders are non-employees, the values attributable to these options are remeasured on a quarterly basis and amortized over the service period and until they have fully vested over a 3 year vesting period. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model. As of December 31, 2016, the company remeasured the options at a value of $1,609,669 to be recognized over the vesting period, of which $199,969 has been recognized.

During the year ended December 31, 2015, EveryStory issued options to purchase a total of 486,200 shares of EveryStory common stock, which would exchange for 3,404,134 shares of Dthera common stock, valued at $75,457 with multiple vesting periods. The options were valued using the Black-Scholes options pricing model under the assumptions noted below. The price per share for Common Stock for the stock options was based on the relative fair market value of the Common Stock using the backsolve valuation method of applying the Option Pricing Method (OPM). The options were converted into Dthera options on September 21, 2016, pursuant to the A&R Agreement. Further, according to the option agreements entered into in 2015, these options vested immediately when EveryStory Options converted to Dthera options.

The following table summarizes the changes in options outstanding of the Company during the year ending December 31, 2016:

	Number of Options	Weighted Average Exercise Price $
Outstanding, December 31, 2015	3,404,134	0.10
Granted	742,860	0.10
Exercised	–	–
Outstanding, December 31, 2016	4,146,994	0.10

Exercisable, December 31, 2016	3,404,134	0.10

Stock option expense of $241,433 and $33,993 was recorded in the years ended December 31, 2016 and December 31, 2015, respectively. Total remaining unrecognized compensation cost related to unvested stock options is approximately $1,409,700 and is expected to be recognized over a period of 2.67 years.

NOTE 11 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2015 and 2014 respectively. The components of the net deferred tax asset as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Operating loss carry forwards	$672,656	$266,423
Depreciation & amortization	(2,480)	(386)
Loss on impairment	(22,460)	(2,414)
Stock-based compensation	(117,416)	(21,091)
Total Deferred Tax Assets	530,300	242,532
Valuation allowance	(530,300)	(242,532)
Net Deferred Tax Asset	$–	$–

Federal and state net operating loss carry forwards were $1,978,400 and $783,596 as of December 31, 2016 and 2015, respectively. The net operating loss carry forwards expire between 2033 and 2036.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Tax at statutory rate (34%)	$(406,233)	$(264,012)
Non-deductible expenses	118,465	23,817
Change in valuation allowance	287,768	240,195
State tax benefit, net of federal tax effect	–	–
Provision for Income Taxes	$–	$–

In June 2006, FASB issued FASB ASC 740-10-05-6. The Company adopted FASB ASC 740-10-05-6 on January 1, 2013. Under FASB ASC 740-10-05-6, tax benefits are recognized only for the tax positions that are more likely than not be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the company's tax return that do not meet these recognition and measurement standards.

Upon the adoption of FASB ASC 740-10-05-6, the Company had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on its financial statements, and the Company has recorded no additional interest or penalties. The Adoption of FASB ASC 740-10-05-6 did not impact the Company's effective tax rates.

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2016, and 2015, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2016 and 2016 relating to unrecognized benefits.

The tax years 2013 through 2016 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 12 – FAIR VALUE MEASUREMENTS

Liabilities measured at fair value on a recurring basis at December 31, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$1,609,669	$–	$1,609,669
Fair value of derivatives	$–	$234,502	$–	$234,502

Fair value is calculated using the Black-Scholes options pricing model for the stock options and the Binomial Lattice model for the derivatives.

Liabilities measured at fair value on a recurring basis at December 31, 2015, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$75,457	$–	$75,457
Fair value of derivatives	$–	$–	$–	$–

Fair value is calculated using the Black-Scholes options pricing model for the stock options.

NOTE 13- SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

In February 2017, the Company issued a short-term note to a related party individual for $50,000 due on demand. The note bore an interest rate of 10% per annum interest within the 90 day period and will increase to 20% interest if not fully paid back within 90 days. On April 9, 2017, the Company paid the full balance of $50,000.

In March 2017, the Company repaid convertible notes in the original principal amount of $240,000 (the “Convertible Notes”). The Convertible Notes were issued by the Company shortly before the EveryStory transaction. In connection with the repayment of the Convertible Notes, the Company repaid a total of $240,000 in principal and $18,000 in interest, and agreed to issue 83,300 shares of the Company’s common stock to the holders of the Convertible Notes. The shares of stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 and regulations promulgated thereunder. Each of the holders of the Convertible Notes represented to the Company that it was an accredited investor, that it was acquiring the shares for its own account and for investment purposes, and not with an intent to distribute.

From January through March 2017, pursuant to the private placement offering (the “Private Offering”) the Company issued 6,805,000 shares of common stock for gross proceeds of approximately $1,171,000. The Company’s management intends to use the proceeds to repay certain convertible debt instruments and to use the proceeds for general corporate purposes and working capital.

