Form 10-Q
period 2017-03-31
DTHERA SCIENCES
filed 2017-05-15
CIK 1586372

Table of contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on May 12, 2017, was 43,069,401.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DTHERA SCIENCES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$467,339	$12,191
Deposits	1,000	1,000
TOTAL CURRENT ASSETS	468,339	13,191

LONG TERM ASSETS
Property and equipment, net	736	914
TOTAL LONG TERM ASSETS	736	914

TOTAL ASSETS	$469,075	$14,105

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$244,044	$268,564
Accounts payable and accrued expenses, related party	3,515	3,515
Derivative liabilities	–	234,502
Notes payable	70,000	20,000
Convertible notes payable, net	–	67,345
TOTAL CURRENT LIABILITIES	317,559	593,926

TOTAL LIABILITIES	317,559	593,926

Preferred stock, 1,000,000 shares authorized. $0.001 par value; redeemable preferred stock series A, 150,000 designated; $0.0001 par value; 112,690 shares issued and outstanding as at March 31, 2017 and December 31, 2016	11	11

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock 200,000,000 shares authorized; $0.001 par value; 41,494,401 and 36,181,101 shares issued and outstanding as of March 31, 2017 and December 31, 2016	41,494	36,181
Stock subscriptions receivable	(10,000)	–
Additional paid in capital	2,585,488	1,362,387
Accumulated deficit	(2,465,477)	(1,978,400)
Total Stockholders' Equity (Deficit)	151,505	(579,832)
Total Liabilities and Stockholders' Equity (Deficit)	$469,075	$14,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,
(Unaudited)

	2017	2016

Sales	–	–
Cost of services	–	–
GROSS PROFIT	–	–

OPERATING EXPENSES
Amortization and depreciation	178	237
General and administrative	302,947	154,507
Professional fees	49,347	5,258
TOTAL OPERATING EXPENSES	352,472	160,002

OPERATING LOSS	(352,472)	(160,002)

OTHER EXPENSES
Interest expense	(185,847)	(15,706)
Gain on derivative liability	142,835	–
Gain on extinguishment of debt	(91,593)	–
TOTAL OTHER EXPENSES	(134,605)	(15,706)

NET LOSS	$(487,077)	$(175,708)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING Basic and diluted	37,655,852	36,181,101

Loss per common share Basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(487,077)	$(175,708)
Adjustments for non-cash items:
Amortization and depreciation	178	15,944
Amortization of debt discount	172,655	3,328
Loss on extinguishment of debt	91,593	–
Loss on derivative liability	(142,835)	–
Options issued for services	189,154	–
Operating expense paid in behalf of the company	–	18,149
Changes in operating assets and liabilities:
Prepaid expenses	–	21,390
Accounts payable and accrued liabilities	(24,520)	7,839
NET CASH USED IN OPERATING ACTIVITIES	(200,852)	(109,058)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	846,000	–
Proceeds from issuance of notes payable	50,000	–
Proceeds from issuance of convertible notes payable	–	100,000
Payments on convertible notes payable	(240,000)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	656,000	100,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	455,148	(9,058)

CASH AND CASH EQUIVALENTS
Beginning of period	12,191	27,238

End of period	$467,339	$18,180

Cash paid for interest	$18,000	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in extinguishment of debt	$183,260	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

Notes to Condensed Consolidated Financial Statements

March 31, 2017, and December 31, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of Dthera Sciences (the “Company”) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements. The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this Report, the Company had an accumulated deficit of $2,465,477, working capital of $150,780, and no revenues to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. As of the date of this Report, the Company had not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Dthera Sciences (formerly Knowledge Machine International, Inc.) is a Nevada corporation, and was incorporated on December 27, 2012.

The Company offers a subscription-based service that captures, shares, and stores photos and audio in cloud. It offers a Platform, which enables users to preserve and share memories, and will initially target a Quality of Life benefit in certain patient populations, principally patients suffering from Alzheimer’s disease and dementia. On September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). Following the acquisition (referred to herein as the “EveryStory Transaction”), the Company’s business is to develop a Digital Therapeutic technology designed to deliver Reminiscence Therapy to certain patient populations, principally patients suffering from Alzheimer’s disease and dementia with the goal of a Quality of Life benefit and reduction in anxiety in those populations. As of the date of this Report, EveryStory was our only subsidiary. In connection with the EveryStory transaction, the Company dissolved its other former subsidiary entity and terminated its prior business operations.

Acquisition of EveryStory; EveryStory Transaction.

On September 21, 2016, the Company entered into an Amended and Restated Acquisition and Share Exchange Agreement (the “A&R Agreement”) with EveryStory, Inc., a Delaware corporation (“EveryStory”), and each of its shareholder (the “EveryStory Holders”), and closed the acquisition (the “Acquisition”) of the ownership of EveryStory (the “Closing”). The agreement between the Company and the EveryStory management was that following the Closing, the EveryStory Holders would own 55% of the outstanding shares of the Company’s common stock on a fully converted basis, and the legacy shareholders of the Company would own 45% of the shares, and that the Company would have between $500,000 and $1,000,000 in available cash and no debt.

The Company acquired all of the outstanding shares of EveryStory, and agreed to issue an aggregate of 15,477,604 shares of the Company’s common stock to the EveryStory holders, with the understanding that an additional 4,388,997 shares were issued to holders of EveryStory convertible debt instruments which are convertible or exercisable into shares of EveryStory common stock (collectively, the “Exchange Shares”). Additionally, prior to Closing, the parties agreed that certain shares of the Company’s common stock were to be returned to the Company for cancellation, resulting in the current Company’s shareholders owning an aggregate of 8,000,000 shares of the Company’s common stock immediately prior to the Closing.

Pursuant to the A&R Agreement, the 19,866,601 Exchange Shares issued or to be issued to the EveryStory Holders constituted 75% of the total issued and outstanding shares of the Company’s common stock, and the legacy Company shareholders (who were the owners of the Company’s common stock immediately prior to the Closing) owned an aggregate of 40,875,000 shares, which constituted 25% of the total outstanding Company common stock.

The Company’s and EveryStory’s management agreed, and the A&R Agreement provided, that following the Closing, the Company would conduct a reverse stock split (discussed in more detail below), following which the outstanding shares of the Company’s Series A Preferred Stock would convert into a total of 8,000,000 shares of common stock. Following such conversion, the EveryStory owners would own or have the right to receive shares of the Company’s common stock equal to 55% of the then-outstanding Company common stock, and the Company legacy shareholders would own shares of the Company’s common stock equal to 45% of the then-outstanding Company common stock, consisting of 8,000,000 shares of Company common stock issued on conversion of the Company’s Series A Preferred Stock (22.5%) and 8,000,000 shares of the Company’s common stock owned by the other legacy Company shareholders (22.5%).

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

Immediately prior to the Closing, there were 40,875,000 shares of the Company’s common stock. In connection with the Closing, the Company issued an aggregate of 15,477,604 shares to the EveryStory shareholders, and 4,388,997 shares were issued to the holders of EveryStory convertible debt instruments, and the parties to the A&R Agreement understand and anticipate that all such holders would exercise and convert their securities into the reserved shares of the Company.

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

For the three months ended March 31, 2017 and 2016, all of the Company’s potentially dilutive securities (warrants, options, convertible preferred stock, and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 3,443,916 for the three months ended March 31, 2017.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and intends to improve the accounting for share-based payment transactions. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. If an entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard did not have a material impact on our consolidated financial statements.

Management has considered all other recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment were comprised of the following as of March 31, 2017, and December 31, 2016:

	March 31, 2017	December 31, 2016
Computer & Equipment	$2,816	$2,816
Less: Accumulated Depreciation	(2,080)	(1,902)
Net Property and Equipment	$736	$914

Depreciation expense for the three months ended March 31, 2017 and 2016, was $176 and $237, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following of March 31, 2017, and December 31, 2016:

	March 31, 2017	December 31, 2016
Technology asset purchase	$–	$58,960
Less: Accumulated Amortization	–	–
Less: Impairment	–	(58,960)
Net Intangible Assets	$–	$–

The Company impaired intangible assets related to the technology asset purchase and patent purchase due to no revenue production, totaling $0 and $58,960, for the three months ended March 31, 2017 and 2016, respectively.

NOTE 6 – LOANS PAYABLE

Notes Payable

Notes payable consisted of the following as of March 31, 2017, and December 31, 2016:

Balance December 31, 2016	$20,000
Cash additions	50,000
Expense additions	–
Cash payments	–
Conversions	–
Balance March 31, 2017	$70,000

On August 3, 2016, the Company entered into a promissory note purchase agreement with an unrelated individual for $20,000. This note was due on demand. As disclosed in Note 12, the Company repaid this promissory note on April 13, 2017.

On February 3, 2017, the Company issued a short-term note to an unrelated party individual for $50,000 due on demand. The note bore an interest rate of 10% per annum interest within the 90 day period and will increase to 20% interest if not fully paid back within 90 days. As disclosed in Note 12, on April 9, 2017, the Company repaid the full balance of $50,000.

Convertible Notes Payable

Notes payable due to non-related parties consisted of the following as of March 31, 2017, and December 31, 2016:

Balance December 31, 2016	$67,345
Cash Payments	(240,000)
Conversions	–
Debt discount	172,655
Balance March 31, 2017	$–

Effective September 22, 2016, the Company conducted a private offering of convertible notes (the “Note Offering”) to raise additional capital that would remain in the Company following the Closing of the EveryStory Transaction. In the convertible note offering, the Company raised an aggregate of $240,000, which was to be a component of the post-Closing capitalization of the Company. In the Note Offering, investors entered into a securities purchase agreement (the “Note SPA”) and were issued a convertible redeemable promissory note (collectively, the “Convertible Notes”). Pursuant to the terms of the Note SPA, each investor represented and warranted that it was an accredited investor and that he or she was purchasing the Convertible Notes for his or her own account, and not with a view to distribution, as well as other standard representations made in private transactions. Also pursuant to the Note SPA, the Company has the right to put an additional Convertible Note (in the same principal amount as purchased by the applicable investor) beginning on January 3, 2017, subject to certain conditions. The Convertible Notes bore interest at a rate of 10%, and were to mature on September 13, 2017, if not converted or prepaid prior to that. The Convertible Notes could convert into shares of the Company's common stock at a price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock as reported on the OTC Market platform on which the Company’s shares are quoted or any exchange upon which the Common Stock may be traded in the future ("Exchange"), on the date of the closing of the EveryStory Transaction. Up to 50% of the Convertible Notes could be repaid by the Company any time prior to 180 days after the issuance of the Convertible Notes, with a 30% premium to be paid in connection with the prepayment. As a result of this transaction a debt discount of $240,000 was recorded against the note. As of March 31, 2017, interest expense of $172,655 was recorded as part of the amortization of the debt discount, leaving a debt discount balance of $0.

In March 2017, the Company modified the interest rate on the Convertible Notes to 15% per annum and repaid the Convertible Notes in the original principal amount of $240,000. In connection with the repayment of the Convertible Notes, the Company repaid a total of $240,000 in principal and $18,000 in interest, and agreed to issue 83,300 shares of the Company’s common stock to the holders of the Convertible Notes. The shares of stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 and regulations promulgated thereunder. Each of the holders of the Convertible Notes represented to the Company that it was an accredited investor, that it was acquiring the shares for its own account and for investment purposes, and not with an intent to distribute. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the additional shares issued and increase in annual interest rate did result in significant and consequential changes to the economic substance of the debt and thus resulted in loss on extinguishment of the debt of $91,593.

NOTE 7 –DERIVATIVE LIABILITIES

The Company evaluates its fair value hierarchy disclosures each quarter. The Company has convertible notes with embedded conversion features, which is accounted for as a derivative liability and measured at fair value on a recurring basis. As of March 31, 2017 this derivative liability had an estimated fair value of $0.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of  March 31, 2017:

Balance at December 31, 2016	$234,502
Conversion	(91,667)
Change in Fair Value of Derivative	(142,835)
Balance at March 31, 2017	$–

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

March 31,
2017
Expected term in years	0.51 years
Risk-free interest rates	0.89%
Volatility	48.05%
Dividend yield	0%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time. The Company notes that the notes have matured and is no longer calculating a derivative value for these notes.

NOTE 8 –PREFERRED STOCK

The Company has authorized 1,000,000 shares of Preferred Stock, of which it has designated 150,000 shares of $0.0001 par value per share Series A Redeemable Preferred Stock. The Series A Preferred Stock has a stated value of $1.00 per share, of which 112,690 and 112,690 shares were issued and outstanding as of March 31, 2017, and December 31, 2016, respectively.

On September 13, 2016, the Company issued the 112,690 shares of A Preferred Stock to the CEO and CTO in exchange for amounts owed to them which included $6,096 of accrued expenses, $95,591 of related party loans, $10,000 of convertible notes payable and $1,003 of accrued interest on the convertible notes payable. The shares of Series A Preferred stock are redeemable at any time for cash on a dollar-per-dollar basis at a redemption price of $1.00 per share. If not redeemed for cash, according to the A&R Agreement the shares of Series A Preferred Stock can be converted into shares of Common Stock using a post-split conversion price of $0.10 per share pursuant to the A&R Agreement.

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

NOTE 9 – COMMON STOCK

The Company has authorized 200,000,000 shares of $0.001 par value per share Common Stock, of which 41,494,401 and 36,181,101 shares were issued outstanding as of March 31, 2017, and December 31, 2016, respectively.

Three Months Ended March 31, 2017

During three months ended March 31, 2017, pursuant to a private placement offering (the “Private Offering”) the Company issued 5,230,000 shares of common stock for gross proceeds of approximately $846,000, with $10,000 in stock subscriptions receivable.

On March 10, 2017, the Company issued 83,300 shares of the Company’s common stock to the holders of the Convertible Notes as part of the modification and settlement of the notes, fair-valued at $183,260.

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

From November to December 2016, the Company issued 314,500 shares of common stock at $0.20 per share for cash proceeds of $62,900, pursuant to the Private Offering.

NOTE 10 – STOCK PURCHASE OPTIONS

Stock Purchase Options

During the three months ended March 31, 2017, the Company did not issue any stock purchase options. As the options holders are non-employees, the values attributable to these options are remeasured on a quarterly basis and amortized over the service period and until they have fully vested over a 3 year vesting period. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted was revalued at each reporting date using the Black-Scholes valuation model. As of March 31, 2017, the Company remeasured the options at a value of $1,904,715 to be recognized over the vesting period, of which $189,154 has been recognized.

During the year ended December 31, 2016, EveryStory issued non-employee options to purchase a total of 106,100 shares of EveryStory common stock, which would exchange for 742,860 shares of Dthera common stock, which were originally valued at $63,678. EveryStory issued the options in conjunction with services. The EveryStory options were converted into Dthera options on September 21, 2016, pursuant to the A&R Agreement. As the options holders are non-employees, the values attributable to these options are remeasured on a quarterly basis and amortized over the service period and until they have fully vested over a 3 year vesting period. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted was revalued at each reporting date using the Black-Scholes valuation model. As of December 31, 2016, the Company remeasured the options at a value of $1,609,669 to be recognized over the vesting period, of which $199,969 has been recognized.

The following table summarizes the changes in options outstanding of the Company during the three months ending March 31, 2017:

	Number of Options	Weighted Average Exercise Price $
Outstanding, December 31, 2016	4,146,994	0.10

Outstanding, March 31, 2017	4,146,994	0.10

Exercisable, March 31, 2017	3,404,134	0.10

As of March 31, 2017, the Company had $1,515,591 in unrecognized expense related to future vesting of stock options.

NOTE 11 – FAIR VALUE MEASUREMENTS

Liabilities measured at fair value on a recurring basis at March 31, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$1,904,715	$–	$1,904,715
Fair value of derivatives	$–	$–	$–	$–

Liabilities measured at fair value on a recurring basis at December 31, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$1,609,699	$–	$1,609,699
Fair value of derivatives	$–	$234,502	$–	$234,502

Fair value is calculated using the Black-Scholes options pricing model.

NOTE 12- SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

During April 2017, pursuant to the Private Offering, the Company issued 1,575,000 shares of common stock for gross proceeds of approximately $315,000.

On April 9, 2017, the Company paid in full the promissory note dated February 3, 2017, in the amount of $50,000.

On April 13, 2017 the Company paid in full the promissory note purchase agreement entered into on August 3, 2016, with an unrelated individual for $20,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and our interim financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A – Risk Factors as disclosed in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 17, 2017.

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

Overview

On September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). The Company is developing a Digital Therapeutic technology called ReminX, which is designed to deliver Reminiscence Therapy to certain patient populations, principally patients suffering from Alzheimer’s disease and dementia with the goal of a Quality of Life benefit and reduction in anxiety in those populations. Prior to the closing of the EveryStory transaction, the Company was incorporated in the State of Nevada on December 27, 2012, to engage in the development and operation of a business engaged in the distribution of high end edged tools produced outside the US. We conducted this business through October 22, 2014. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”), which focused on new technologies, acquiring licensing rights to those technologies, and marketing the licensed technologies, and we sold off our edged tools business. In connection with the EveryStory transaction, we dissolved Knowledge Machine, and terminated the technology licensing and marketing operations.

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

Results of Operations –Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

Gross Revenue. Gross revenue for the three months ended March 31, 2017 and 2016, was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 totaled $302,947, a 96% increase compared to general and administrative expenses of $154,507 for the three months ended March 31, 2016. The increase is due to the Company’s amortizing stock and options as compensation compared to the prior three month period.

Professional fees

Professional fees for the for the three months ended March 31, 2017 totaled $49,347, a 839% increase compared to professional fees of $5,258 for the three months ended March 31, 2016. The increase is due to the Company’s incurring more expenses as a result of the 2016 audit.

Other Expenses

Interest Expenses

Interest expenses for the three months ended March 31, 2017, totaled $185,847, a 1,083% increase compared to interest expenses of $15,706 for the three months ended March 31, 2016. The increase is due notes accruing interest and the full amortization of debt discounts due to payment of all convertible notes in the current period.

Gain on Derivative Liabilities

Gain on Derivative Liabilities for the three months ended March 31, 2017, totaled $142,835, a 100% increase compared to gain on derivative liabilities of $0 for the three months ended March 31, 2016. The increase is due to the Company’s entering into four derivative instruments during the current period.

Loss on Extinguishment of Debt

Loss on settlement of debt for the three months ended March 31, 2017, totaled $91,593, a 100% increase compared to loss on settlement of debt of $0 for the three months ended March 31, 2016. The increase is due to the Company’s issuing stock in addition to paying the notes and accrued interest in cash in the settlement during the current period.

Net Loss. For the reasons stated above, the Company’s net loss for the three months ended March 31, 2017, was $487,077, compared to net loss of $175,708 during the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash of $467,339 and deposits of $1,000. The Company had current liabilities of $317,559 consisting of accounts payable and accounts payable, accrued expenses, and notes payable. As of March 31, 2017, the Company had a working capital of $150,780.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company had ongoing operations during from inception to March 31, 2017, with an accumulated deficit of $2,465,477.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Commission on April 17, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 10, 2017, the Company closed a private placement offering (the “Private Offering”) in which the Company raised gross proceeds of approximately $1,233,900 The Company sold an aggregate of 7,119,500 shares of its common stock in the Private Offering to approximately 27 investors. The Company’s officers and directors conducted the offering. For one investor, the Company also worked with a placement agent and paid a $5,000 cash fee and will be issuing 10,000 restricted shares in connection with the transaction. All of the investors signed agreements indicating that they were accredited investors, that they were purchasing the Company’s shares for investment purposes and not with a view to distribute them, that they were purchasing for their own accounts and not for the accounts of others, that they were experienced in investing in early stage companies, and that they had been afforded sufficient opportunities to obtain information about the Company. The Company made available copies of its public filings in connection with a private placement memorandum.

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

In February 2017, the Company issued a short-term note to an unrelated party individual for $50,000 due on demand. The note bore an interest rate of 10% per annum interest within the 90 day period and will increase to 20% interest if not fully paid back within 90 days. On April 9, 2017, the Company paid the full balance of $50,000.

The short-term note was issued  in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as well as rules and regulations promulgated thereunder based on the following factors: (i) the number of purchasers; (ii) the absence of general solicitation; (iii) investment representations obtained from the investors in the transaction; (iv) the provision of appropriate disclosures; and (v) the placement of restrictive legends on the promissory note.

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

Item 6. Exhibits

Exhibit Number	Title of Document
31.1	Certification by Principal Executive and Financial Officer
32.1	Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dthera Sciences

Date: May 15, 2017	By:	/s/ Edward Cox
Edward Cox Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

