Form 10-Q
period 2017-06-30
DTHERA SCIENCES
filed 2017-08-14
CIK 1586372

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on August 10, 2017, was 25,492,525.

EXPLANATORY NOTE: as discussed herein, Dthera Sciences (the “Company”) effectuated a reverse stock split (the “Reverse Split”) of its common stock which took effect on July 25, 2017. The ratio of the Reverse Split was 1-for-3, meaning one new share for each three prior shares of the Company’s common stock. Although the Reverse Split took effect after the end of the quarterly period covered by this Report, all share totals and amounts in this Report are provided on a post-Reverse-Split basis, unless otherwise indicated.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DTHERA SCIENCES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$179,100	$12,191
Deposits	1,000	1,000
TOTAL CURRENT ASSETS	180,100	13,191

LONG TERM ASSETS
Property and equipment, net	50,347	914
TOTAL LONG TERM ASSETS	50,347	914

TOTAL ASSETS	$230,447	$14,105

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$168,032	$268,564
Accounts payable and accrued expenses, related party	–	3,515
Derivative liabilities	–	234,502
Notes payable	–	20,000
Convertible notes payable, net	–	67,345
TOTAL CURRENT LIABILITIES	168,032	593,926
TOTAL LIABILITIES	168,032	593,926

Preferred stock, 1,000,000 shares authorized. $0.001 par value; redeemable preferred stock series A, 150,000 designated; $0.0001 par value; 112,690 shares issued and outstanding as at June 30, 2017 and December 31, 2016	11	11

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock 66,666,667 shares authorized; $0.001 par value; 14,431,059 and 12,060,367 shares issued and outstanding as of June 30, 2017 and December 31, 2016	14,431	12,060
Additional paid in capital	3,834,694	1,386,508
Accumulated deficit	(3,786,721)	(1,978,400)
Total Stockholders' Equity (Deficit)	62,404	(579,832)
Total Liabilities and Stockholders' Equity (Deficit)	$230,447	$14,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2017	2016	2017	2016

Sales	–	–	–	–
Cost of services	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING EXPENSES
Amortization and depreciation	255	236	433	473
General and administrative	1,138,442	97,686	1,441,389	252,193
Professional fees	182,547	23,894	231,894	29,152
TOTAL OPERATING EXPENSES	1,321,244	121,816	1,673,716	281,818

OPERATING LOSS	(1,321,244)	(121,816)	(1,673,716)	(281,818)

OTHER EXPENSES
Interest expense	–	(20,132)	(185,847)	(35,838)
Impairment of intangible assets	–	(58,960)	–	(58,960)
Gain on derivative liability	–	–	142,835	–
Gain on extinguishment of debt	–	–	(91,593)	–
TOTAL OTHER EXPENSES	–	(79,092)	(134,605)	(94,798)

NET LOSS	$(1,321,244)	$(200,908)	$(1,808,321)	$(376,616)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	7,206,135	12,060,367	13,447,438	12,060,367

Loss per common share
Basic and diluted	$(0.18)	$(0.01)	$(0.13)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,808,321)	$(376,616)
Adjustments for non-cash items:
Amortization and depreciation	433	473
Amortization of debt discount	172,655	4,425
Impairment of intangible assets	–	58,960
Loss on extinguishment of debt	91,593	–
Gain on derivative liability	(142,835)	–
Options issued for services	1,051,538	11,785
Operating expense paid in behalf of the company	–	22,130
Changes in operating assets and liabilities:
Prepaid expenses	–	21,390
Accounts payable and accrued liabilities	(104,038)	118,795
NET CASH USED IN OPERATING ACTIVITIES	(738,975)	(138,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(49,866)	–
NET CASH USED IN INVESTING ACTIVITIES	(49,866)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,215,750	–
Proceeds from issuance of notes payable, related parties	50,000	85,000
Payments on notes payable	(70,000)	(61,000)
Proceeds from issuance of convertible notes payable	–	100,000
Payments on convertible notes payable	(240,000)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	955,750	124,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	166,909	(14,658)

CASH AND CASH EQUIVALENTS
Beginning of period	12,191	27,238

End of period	$179,100	$12,580

Cash paid for interest	$19,890	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in extinguishment of debt	$183,260	$–
Common stock issued for assets	$–	$58,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

Notes to Condensed Consolidated Financial Statements

June 30, 2017 and December 31, 2016

NOTE 1– CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of Dthera Sciences (the “Company”) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this Report, the Company had an accumulated deficit of $3,786,721 and no revenues to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. As of the date of this Report, the Company had not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Dthera Sciences (formerly Knowledge Machine International, Inc.) is a Nevada corporation, and was incorporated on December 27, 2012.

Dthera Sciences is a digital therapeutics company based in San Diego, California, which is focused on improving the quality of life of patients and their families. The Company's lead product, ReminX, is an artificial-intelligence-powered digital therapeutic designed to improve the quality of life (QoL) and reduce anxiety in patients with Alzheimer's disease and other forms of dementia. On September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). Following the acquisition (referred to herein as the “EveryStory Transaction”), the Company’s business is to develop a Digital Therapeutic technology designed to deliver Reminiscence Therapy to certain patient populations, principally patients suffering from Alzheimer’s disease and dementia with the goal of a Quality of Life benefit and reduction in anxiety in those populations. As of the date of this Report, Dthera Sciences Operations, Inc., was our only subsidiary. In connection with the EveryStory transaction, the Company dissolved its other former subsidiary entity and terminated its prior business operations.

Effective July 25, 2017, a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-3 (one share of new common stock for each three shares of old common stock) (the “Reverse Split”), took effect in the Market, following a filing of a Certificate of Change with the State of Nevada and authorization from the Financial Industry Regulatory Authority (“FINRA”).

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

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

For option-based simple derivative financial instruments, the Company uses the Multinomial Lattice option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

ASC 505, "Compensation-Stock Compensation," establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

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

For the six months ended June 30, 2017 and 2016, all of the Company’s potentially dilutive securities (warrants and options) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 1,369,033 for the six months ended June 30, 2017.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and is intended to improve the accounting for share-based payment transactions. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period provided that the entirety of ASU 2016-09 is adopted. If an entity early adopts ASU 2016-09 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2017, the FASB issued ASU No. 2016-10 Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-10”). ASU 2016-10 amends certain aspects of the FASB’s new revenue standard, ASU 2014-09. ASU 2016-10 identifies performance obligations and provides licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU No. 2014-09. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those periods. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-12 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

Management has considered all other recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment were comprised of the following as of June 30, 2017, and December 31, 2016:

	June 30, 2017	December 31, 2016
Computer & Equipment	$4,676	$2,816
Assets Used to Fulfill Contract Obligations	48,006	–
Less: Accumulated Depreciation	(2,335)	(1,902)
Net Property and Equipment	$50,347	$914

Depreciation expense for the six months ended June 30, 2017 and 2016, was $433 and $473, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets were comprised of the following of June 30, 2017, and December 31, 2016:

	June 30, 2017	December 31, 2016
Technology asset purchase	$–	$58,960
Less: Accumulated Amortization	–	–
Less: Impairment	–	(58,960)
Net Intangible Assets	$–	$–

The Company impaired intangible assets related to the technology asset purchase and patent purchase due to no revenue production, totaling $0 and $58,960, for the six months ended June 30, 2017 and 2016, respectively.

NOTE 6 – LOANS PAYABLE

Notes Payable

Notes payable consisted of the following as of June 30, 2017, and December 31, 2016:

Balance December 31, 2016	$20,000
Cash additions	50,000
Expense additions	–
Cash payments	(70,000)
Conversions	–
Balance June 30, 2017	$–

On August 3, 2016, the Company entered into a promissory note purchase agreement with an unrelated individual for $20,000. This note was due on demand. The Company repaid this promissory note on April 13, 2017.

On February 3, 2017, the Company issued a short-term note to an unrelated party individual for $50,000 due on demand. The note bore an interest rate of 10% per annum interest within the 90 day period and would increase to 20% interest if not fully paid back within 90 days. On April 9, 2017, the Company repaid the full balance of $50,000.

Convertible Notes Payable

Notes payable due to non-related parties consisted of the following as of June 30, 2017, and December 31, 2016:

Balance December 31, 2016	$67,345
Cash Payments	(240,000)
Conversions	–
Debt discount	172,655
Balance June 30, 2017	$–

Effective September 22, 2016, the Company conducted a private offering of convertible notes (the “Note Offering”) to raise additional capital that would remain in the Company following the Closing of the EveryStory Transaction. In the convertible note offering, the Company raised an aggregate of $240,000, which was to be a component of the post-Closing capitalization of the Company. In the Note Offering, investors entered into a securities purchase agreement (the “Note SPA”) and were issued a convertible redeemable promissory note (collectively, the “Convertible Notes”). Pursuant to the terms of the Note SPA, each investor represented and warranted that it was an accredited investor and that he or she was purchasing the Convertible Notes for his or her own account, and not with a view to distribution, as well as other standard representations made in private transactions. Also pursuant to the Note SPA, the Company had the right to put an additional Convertible Note (in the same principal amount as purchased by the applicable investor) beginning on January 3, 2017, subject to certain conditions. The Convertible Notes bore interest at a rate of 10%, and were to mature on September 13, 2017, if not converted or prepaid prior to that. The Convertible Notes could convert into shares of the Company's common stock at a price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock as reported on the OTC Market platform on which the Company’s shares are quoted or any exchange upon which the Common Stock may be traded in the future ("Exchange"), on the date of the closing of the EveryStory Transaction. Up to 50% of the Convertible Notes could be repaid by the Company any time prior to 180 days after the issuance of the Convertible Notes, with a 30% premium to be paid in connection with the prepayment. As a result of this transaction a debt discount of $240,000 was recorded against the note. As of June 30, 2017, interest expense of $172,655 was recorded as part of the amortization of the debt discount, leaving a debt discount balance of $0.

In March 2017, the Company modified the interest rate on the Convertible Notes to 15% per annum and repaid the Convertible Notes in the original principal amount of $240,000. In connection with the repayment of the Convertible Notes, the Company repaid a total of $240,000 in principal and $18,000 in interest, and agreed to issue 83,300 pre-split/27,768 shares of the Company’s common stock to the holders of the Convertible Notes. The shares of stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 and regulations promulgated thereunder. Each of the holders of the Convertible Notes represented to the Company that it was an accredited investor, that it was acquiring the shares for its own account and for investment purposes, and not with an intent to distribute. The Company evaluated amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the additional shares issued and increase in annual interest rate did result in significant and consequential changes to the economic substance of the debt and thus resulted in loss on extinguishment of the debt of $91,593.

NOTE 7 –DERIVATIVE LIABILITIES

The Company evaluates its fair value hierarchy disclosures each quarter. The Company has convertible notes with embedded conversion features, which is accounted for as a derivative liability and measured at fair value on a recurring basis. As of June 30, 2017, this derivative liability had an estimated fair value of $0.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of June 30, 2017:

Balance at December 31, 2016	$234,502
Conversion	(91,667)
Change in Fair Value of Derivative	(142,835)
Balance at June 30, 2017	$–

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

June 30,
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

NOTE 8 – PREFERRED STOCK

The Company has authorized 1,000,000 shares of Preferred Stock, of which it has designated 150,000 shares of $0.0001 par value per share Series A Redeemable Preferred Stock (the “Series A Preferred”). The Series A Preferred has a stated value of $1.00 per share, of which 112,690 and 112,690 shares were issued and outstanding as of June 30, 2017, and December 31, 2016, respectively.

On September 13, 2016, the Company issued the 112,690 shares of Series A Preferred to the CEO and CTO in exchange for amounts owed to them which included $6,096 of accrued expenses, $95,591 of related party loans, $10,000 of convertible notes payable and $1,003 of accrued interest on the convertible notes payable. The shares of Series A Preferred are redeemable at any time for cash on a dollar-per-dollar basis at a redemption price of $1.00 per share. If not redeemed for cash, according to the A&R Agreement the shares of Series A Preferred can be converted into shares of Common Stock using a post-split conversion price of $0.30 per share pursuant to the A&R Agreement.

Series A Preferred

The Series A Preferred have the following rights and preferences:

•	Redeemable at any time at the option of the holder for cash on a dollar-per-dollar basis at a redemption of $1.00 per share.

•	Convertible into shares of Common Stock using a conversion price of $0.30 per share.

•	No general voting rights until converted into Common Stock.

•	Entitled to receive dividends at a rate per annum of 8%

•	Liquidation preference upon a liquidation event.

NOTE 9 – COMMON STOCK

The Company has authorized 200,000,000 pre-split/66,666,667 post-split shares of $0.001 par value per share Common Stock, of which 43,293,151 and 36,181,101 pre-split/14,431,059 and 12,060,367 post-split shares were issued outstanding as of June 30, 2017, and December 31, 2016, respectively.

Six Months Ended June 30, 2017

During six months ended June 30, 2017, pursuant to a private placement offering (the “Private Offering”) the Company issued 7,028,750 pre-split/2,342,924 post-split shares of common stock for gross proceeds of approximately $1,215,750.

On March 10, 2017, the Company issued 83,300 pre-split/27,768 post-split shares of the Company’s common stock to the holders of the Convertible Notes as part of the modification and settlement of the notes, fair-valued at $183,260.

Year Ended December 31, 2016

On June 5, 2016, EveryStory issued 88,000 shares of its common stock, which were exchanged for 616,133 pre-split/205,378 post-split shares of Dthera common stock for the purchase agreement for an SIT Patent for a value of $58,960.

On August 3, 2016, EveryStory issued 10,000 shares of its common stock, which exchanged for 70,015 pre-split/23,338 post-split shares of Dthera common stock, for a value of $6,700 of accrued interest.

On September 15, 2016, EveryStory issued 25,000 shares of its common stock, which were exchanged for 175,038 pre-split/58,346 post-split shares of Dthera common stock valued at $16,750 for services.

On September 16, 2016, EveryStory issued 37,500 shares of its common stock, which were exchanged for 263,325 pre-split/87,775 post-split shares of Dthera common stock valued at $25,125 in settlement of $60,000 of accrued consulting fees. This resulted in a gain on settlement of $34,875.

On September 21, 2016, as part of the A&R Agreement, EveryStory issued 625,033 shares of its common stock, which were exchanged for 4,388,997 shares of Dthera common stock, for the conversion of debt for a value of $730,174. In connection with the A&R Agreement, the parties agreed that the prior shareholders of the Company would own an aggregate of 16,000,000 pre-split/5,333,334 post-split shares of the Company’s common stock as part of the agreement totaling $56,354. The reverse stock split is discussed in more detail in Note 1 above.

From November to December 2016, the Company issued 314,500 pre-split/104,833 post-split shares of common stock at $0.20 per share for cash proceeds of $62,900, pursuant to the Private Offering.

NOTE 10 – STOCK PURCHASE OPTIONS

Stock Purchase Options

During the six months ended June 30, 2017, the Company did not issue any stock purchase options. As the holders of the Company’s outstanding options are employees and non-employees, the values attributable to non-employee options are remeasured on a quarterly basis and amortized over the service period and until they have fully vested over a 3 year vesting period. Stock options issued to employees are valued on the date of issuance and amortized over the service period until they have fully vested over a 3 year vesting period. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the non-employee stock options granted was revalued at each reporting date using the Black-Scholes valuation model. As of June 30, 2017, the Company remeasured the options at a value of $4,607,123 to be recognized over the vesting period, of which $1,051,538 has been recognized.

During the year ended December 31, 2016, EveryStory issued non-employee options to purchase a total of 106,100 shares of EveryStory common stock, which would exchange for 742,860 pre-split/247,620 post-split shares of Dthera common stock, which were originally valued at $63,678. EveryStory issued the options in conjunction with services. The EveryStory options were converted into Dthera options on September 21, 2016, pursuant to the A&R Agreement. As the options holders are non-employees, the values attributable to these options are remeasured on a quarterly basis and amortized over the service period and until they have fully vested over a 3 year vesting period. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted was revalued at each reporting date using the Black-Scholes valuation model. As of December 31, 2016, the Company remeasured the options at a value of $1,609,669 to be recognized over the vesting period, of which $199,969 has been recognized.

The following table summarizes the changes in options outstanding of the Company during the six months ending June 30, 2017:

	Number of Options	Weighted Average Exercise Price $
Outstanding, December 31, 2016	1,382,351	0.29

Outstanding, June 30, 2017	1,382,351	0.29

Exercisable, June 30, 2017	1,134,727	0.29

As of June 30, 2017, the Company had $3,355,616 in unrecognized expense related to future vesting of stock options.

NOTE 11 – FAIR VALUE MEASUREMENTS

Liabilities measured at fair value on a recurring basis at June 30, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$4,682,580	$–	$4,682,580
Fair value of derivatives	$–	$–	$–	$–

Liabilities measured at fair value on a recurring basis at December 31, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$–	$1,609,699	$1,609,699
Fair value of derivatives	$–	$234,502	$–	$234,502

Fair value is calculated using the Black-Scholes options pricing model for options and the Binomial Lattice model for derivative liabilities.

NOTE 12- SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

Reverse Stock Split

On July 25, 2017, a reverse stock split (the “Reverse Split”) of the Company’s authorized and outstanding common stock took effect. The ratio of the Reverse Split was 1:3, meaning one new share for each three old shares of the Company’s common stock. In lieu of issuing fractional shares, the Company’s transfer agent was instructed to round up to the nearest whole share.

Following the Reverse Split, the Company had 66,666,667 shares of common stock authorized, and had 14,431,059 shares of common stock outstanding.

Pursuant to Nevada corporate law, the Reverse Split was approved by the Board of Directors. Because the Reverse Split applied both to the outstanding shares and to the authorized shares of common stock of the Company, no shareholder approval was required.

Private Offerings

On July 12, 2017, the Company commenced two parallel private offerings of its securities. The aggregate amount sought to be raised in the two offerings is $975,000.

Investor Offering

The first private offering is offered to investors (the “Investor Offering”), in which the Company is selling units (the “Units”) which consist of four shares of the Company’s common stock and warrants to purchase one additional share of common stock. The per unit price is $0.04 pre-split/$0.12 post-split, and the exercise price for the warrants is $0.15 pre-split/$0.45 post-split. The warrants cannot be exercised until two years from the purchase date (subject to certain conditions), and expire four years after the purchase date.

As of August 10, 2017, the Company had sold an aggregate of 11,061,466 shares of its common stock for $331,841 and issued warrants to purchase an additional 3,227,854 shares in the Investor Offering.

The foregoing summary of the terms and conditions of the Investor Offering does not purport to be complete, and is qualified in its entirety by reference to the full text of the Investment Unit Purchase Agreement and the form of warrant, which were filed as exhibits to a Current Report on Form 8-K filed on July 25, 2017.

Employee/Consultant Offering

The second private offering is being offered to employees and consultants of the Company (the “Employee Offering”), in which the Company is selling shares of its common stock at a purchase price of $0.03 per share, the same price as in the Investor Offering; however, there are no warrants in the Employee Offering. The shares sold in the Employee Offering include restrictions on their resale, and the Company reserves the right to repurchase the shares (the “Repurchase Right”) on terms as agreed between the Company and the employee or consultant. Per the Employee and Consultant Share Purchase Agreement, the Company’s Repurchase Rights will terminate (subject to certain conditions) following a term of not less than 5 months or more than 36 months from the purchase date.

As of August 10, 2017, the Company had sold an aggregate of 0 shares of its common stock for $0 in the Employee Offering.

The foregoing summary of the terms and conditions of the Employee Offering does not purport to be complete, and is qualified in its entirety by reference to the full text of the Employee and Consultant Share Purchase Agreement which was filed as an exhibit to a Current Report on Form 8-K filed on July 25, 2017.

Preferred Shares

On August 2, 2017, the Company redeemed 42,690 shares of Series A Preferred with a stated value of $1.00 per share for $42,690.

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

Forward-Looking Statement Notice

This quarterly report on Form 10-Q of Dthera Sciences (the “Company”) contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, those set forth in our most recent annual report referenced below.

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

Overview

On September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). The Company is developing a Digital Therapeutic technology called ReminX, which is designed to deliver Reminiscence Therapy to certain patient populations, initially patients suffering from Alzheimer’s disease and dementia with the goal of a Quality of Life benefit and reduction in anxiety in those populations. The Company was incorporated in the State of Nevada on December 27, 2012. We conducted this business through October 22, 2014. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”), which focused on new technologies, acquiring licensing rights to those technologies, and marketing the licensed technologies, and we sold off our edged tools business. In connection with the EveryStory transaction, we dissolved Knowledge Machine, and terminated the technology licensing and marketing operations.

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

The Company’s technology Platform streamlines the creation of personalized digital stories, and management is focused on the goal of becoming the first clinically-proven Digital Therapeutic technology targeting patients with Alzheimer's disease and Dementia. Dthera already has received a US patent (issued in 2010) that broadly covers the use of the Company’s technology in Senior Living facilities. The Company has recently concluded a clinical trial with UCSD which produced positive results indicating that the Company’s ReminX Platform is an effective anxiety reduction and quality of life therapy for those with Alzheimer’s disease or Dementia (“ADOD”).

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

In both the direct-to-User and the Senior Living business models, management anticipates that the product, which will include a digital tablet in the patient’s room, with monthly and/or yearly rates for participation in the program.

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

Results of Operations –Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

Gross Revenue. Gross revenue for the three months ended June 30, 2017 and 2016, was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the edged tools market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017, totaled $1,138,442, a 1,065% increase compared to general and administrative expenses of $97,686 for the three months ended June 30, 2016. The increase is due to the Company’s amortizing stock and options as compensation compared to the prior three month period.

Professional fees

Professional fees for the for the three months ended June 30, 2017 totaled $182,547, a 664% increase compared to professional fees of $23,894 for the three months ended June 30, 2016. The increase is due to the Company’s incurring more expenses as a result of the 2016 audit, an increase in accounting services, and an increase in compensation to consultants.

Other Expenses

Interest Expenses

Interest expenses for the three months ended June 30, 2017, totaled $0, a 100% decrease compared to interest expenses of $20,132 for the three months ended June 30, 2016. The decrease is due all notes converting in the last quarter and no longer accruing interest and amortization of debt discounts due to payment of all convertible notes in the prior quarter compared to the prior period.

Net Loss. For the reasons stated above, the Company’s net loss for the three months ended June 30, 2017, was $1,321,244, compared to net loss of $200,908 during the three months ended June 30, 2016.

Results of Operations –Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016

Gross Revenue. Gross revenue for the six months ended June 30, 2017 and 2016, was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the edged tools market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017, totaled $1,441,389, a 472% increase compared to general and administrative expenses of $252,193 for the six months ended June 30, 2016. The increase is due to the Company’s amortizing stock and options as compensation compared to the prior six month period.

Professional fees

Professional fees for the for the six months ended June 30, 2017 totaled $231,894, a 695% increase compared to professional fees of $29,152 for the six months ended June 30, 2016. The increase is due to the Company’s incurring more expenses as a result of the 2016 audit and review of quarter one of 2016, an increase in accounting services, and an increase in compensation to consultants.

Other Expenses

Interest Expenses

Interest expenses for the six months ended June 30, 2017, totaled $185,847, a 419% increase compared to interest expenses of $35,838 for the six months ended June 30, 2016. The increase is due notes accruing interest and the full amortization of debt discounts due to payment of all convertible notes in the current period.

Gain on Derivative Liabilities

Gain on Derivative Liabilities for the six months ended June 30, 2017, totaled $142,835, a 100% increase compared to gain on derivative liabilities of $0 for the six months ended June 30, 2016. The increase is due to the Company’s entering into a derivative instrument and closing it during the current period.

Loss on Extinguishment of Debt

Loss on settlement of debt for the six months ended June 30, 2017, totaled $91,593, a 100% increase compared to loss on settlement of debt of $0 for the six months ended June 30, 2016. The increase is due to the Company’s issuing stock in addition to paying the notes and accrued interest in cash in the settlement during the current period.

Impairment of Intangible Assets

Impairment of Intangible Assets for the six months ended June 30, 2017, totaled $0, a 100% decrease compared to Impairment of Intangible Assets of $58,960 for the six months ended June 30, 2016. The decrease is due to the Company’s impairing the intangible asset purchase with stock in the prior period.

Net Loss. For the reasons stated above, the Company’s net loss for the six months ended June 30, 2017, was $1,808,321, compared to net loss of $376,616 during the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash of $179,100 and deposits of $1,000. The Company had current liabilities of $168,032 consisting of accounts payable and accounts payable and accrued expenses. As of June 30, 2017, the Company had a working capital of $12,068.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has incurred losses since inception to June 30, 2017, with an accumulated deficit of $3,786,721.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Recent Developments

Reverse Stock Split

On July 25, 2017, a reverse stock split (the “Reverse Split”) of the Company’s authorized and outstanding common stock took effect. The ratio of the Reverse Split was 1:3, meaning one new share for each three old shares of the Company’s common stock. In lieu of issuing fractional shares, the Company’s transfer agent was instructed to round up to the nearest whole share.

Following the Reverse Split, the Company had 66,666,667 shares of common stock authorized, and had 14,431,059 shares of common stock outstanding.

Pursuant to Nevada corporate law, the Reverse Split was approved by the Board of Directors. Because the Reverse Split applied both to the outstanding shares and to the authorized shares of common stock of the Company, no shareholder approval was required.

Private Offerings

On July 12, 2017, the Company commenced two parallel private offerings of its securities. The aggregate amount sought to be raised in the two offerings is $975,000. (Please note: The dollar amounts and share totals provided below in connection with the two offerings are given as post-reverse-split figures.)

Investor Offering

The first private offering is offered to investors (the “Investor Offering”), in which the Company is selling units (the “Units”) which consist of four shares of the Company’s common stock and warrants to purchase one additional share of common stock. The per unit price is $0.12 (equal to $0.03 per share), and the exercise price for the warrants is $0.45. The warrants cannot be exercised until two years from the purchase date (subject to certain conditions), and expire seven years after the purchase date.

As of August 10, 2017, the Company had sold an aggregate of 11,061,466 shares of its common stock for $331,841 and issued warrants to purchase an additional 3,227,854 shares in the Investor Offering.

The foregoing summary of the terms and conditions of the Investor Offering does not purport to be complete, and is qualified in its entirety by reference to the full text of the Investment Unit Purchase Agreement and the form of warrant, which were filed as exhibits to a Current Report on Form 8-K filed on July 25, 2017.

Employee/Consultant Offering

The second private offering is being offered to employees and consultants of the Company (the “Employee Offering”), in which the Company is selling shares of its common stock at a purchase price of $0.03 per share, the same price as in the Investor Offering; however, there are no warrants in the Employee Offering. The shares sold in the Employee Offering include restrictions on their resale, and the Company reserves the right to repurchase the shares (the “Repurchase Right”) on terms as agreed between the Company and the employee or consultant. Per the Employee and Consultant Share Purchase Agreement, the Company’s Repurchase Rights will terminate (subject to certain conditions) following a term of not less than 5 months or more than 36 months from the purchase date.

As of August 10, 2017, the Company had sold an aggregate of 0 shares of its common stock for $0 in the Employee Offering.

The foregoing summary of the terms and conditions of the Employee Offering does not purport to be complete, and is qualified in its entirety by reference to the full text of the Employee and Consultant Share Purchase Agreement which was filed as an exhibit to a Current Report on Form 8-K filed on July 25, 2017.

Preferred Shares

On August 2, 2017, the Company redeemed 42,690 shares of Series A Preferred with a stated value of $1.00 per share for $42,690.

Results of Clinical Trail

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

The underlying science behind the product is called “Reminiscence Therapy,” which is a well-known and well-understood cognitive behavioral therapy, primarily used with the elderly, to both reduce anxiety and increase the quality of life in patients with dementia or those experiencing isolation. Reminiscence Therapy is usually provided either in a one-on-one setting or in groups. One of the key limitations to Reminiscence Therapy in the past was that it is very labor intensive, typically involving a family member or caregiver sitting with the patient manually going through the stories, therefore rendering it not easily scalable.

The Platform enables an immediate implementation of the core features of Reminiscence Therapy that can be provided to patients at any time. Dthera’s Platform allows for the key elements of the therapy to be delivered through a Digital Therapeutic software. Driven by a proprietary artificial intelligence engine, Dthera's software helps families populate stories so that patients in long term care facilities have constant access to personalized Reminiscence Therapy.

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

Digital Health Summer Summit Presentation

The Company was invited to present at the Digital Health Summer Summit in San Diego. The Digital Health Summer Summit took place June 19-20 in San Diego, California, and offered programming around cutting-edge health and medical technologies, and featured speakers who are innovators, thought leaders, and disrupters in digital health. The summit was co-located at the San Diego Convention Center with the 2017 BIO International Convention (BIO), the world's largest biotechnology convention, which was held June 17-22.

Mr. Cox presented as one of three companies on "Who's Dominating Digital Therapeutics?" on Tuesday, June 20, 2017.

Mr. Cox stated: “We are honored and excited to be presenting alongside such important innovators as Click Therapeutics and Neurotrack. They have long been market leaders in the digital therapeutics space, and we are excited to be part of the growing community raising awareness and importance for digital therapeutics. . . . It is particularly gratifying to be part of the program the year the event is being held here in San Diego, where our company is headquartered.”

Product Rollout

During the second and third quarters of 2017, the Company has achieved several major milestones in its plan to roll out its ReminX product and related services to senior living and dementia treatment facilities, including three pilot programs in place with major senior living firms (representing over 50 communities around the US).

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Commission on April 17, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2017, the Company commenced two parallel private offerings of its securities. The aggregate amount sought to be raised in the two offerings is $975,000. (Please note: The dollar amounts and share totals provided below in connection with the two offerings are given as post-reverse-split figures.)

Investor Offering

The first private offering is offered to investors (the “Investor Offering”), in which the Company is selling units (the “Units”) which consist of four shares of the Company’s common stock and warrants to purchase one additional share of common stock. The per unit price is $0.12 (equal to $0.03 per share), and the exercise price for the warrants is $0.45. The warrants cannot be exercised until two years from the purchase date (subject to certain conditions), and expire seven years after the purchase date.

As of August 10, 2017, the Company had sold an aggregate of 11,061,466 shares of its common stock for $331,841 and issued warrants to purchase an additional 3,227,854 shares in the Investor Offering.

The foregoing summary of the terms and conditions of the Investor Offering does not purport to be complete, and is qualified in its entirety by reference to the full text of the Investment Unit Purchase Agreement and the form of warrant, which were filed as exhibits to a Current Report on Form 8-K filed on July 25, 2017.

Employee/Consultant Offering

The second private offering is being offered to employees and consultants of the Company (the “Employee Offering”), in which the Company is selling shares of its common stock at a purchase price of $0.03 per share, the same price as in the Investor Offering; however, there are no warrants in the Employee Offering. The shares sold in the Employee Offering include restrictions on their resale, and the Company reserves the right to repurchase the shares (the “Repurchase Right”) on terms as agreed between the Company and the employee or consultant. Per the Employee and Consultant Share Purchase Agreement, the Company’s Repurchase Rights will terminate (subject to certain conditions) following a term of not less than 5 months or more than 36 months from the purchase date.

As of August 10, 2017, the Company had sold an aggregate of 0 shares of its common stock for $0 in the Employee Offering.

The foregoing summary of the terms and conditions of the Employee Offering does not purport to be complete, and is qualified in its entirety by reference to the full text of the Employee and Consultant Share Purchase Agreement which was filed as an exhibit to a Current Report on Form 8-K filed on July 25, 2017.

The securities offered and sold and to be sold by the Company in the Investor Offering and the Employee Offering were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Investor Offering and the Employee Offering were and are being made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provisions of Rule 506 of Regulation D based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders in each of the transactions, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

Item 5. Other Information.

Preferred Shares

On August 2, 2017, the Company redeemed 42,690 shares of Series A Preferred with a stated value of $1.00 per share for $42,690.

Item 6. Exhibits

Exhibit Number	Title of Document
10.1	Form of Investment Unit Purchase Agreement
10.2	Form of Warrant for Investor Offering
10.3	Form of Employee and Consultant Share Purchase Agreement
31.1	Certification by Principal Executive and Financial Officer
32.1	Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dthera Sciences

Date: August 14, 2017	By:	/s/ Edward Cox
Edward Cox Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

