Form 10-Q
period 2017-09-30
DTHERA SCIENCES
filed 2017-11-14
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November 14, 2017, was 45,628,661.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DTHERA SCIENCES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$149,643	$12,191
Prepaid expenses	10,167	–
Deposits	1,000	1,000
TOTAL CURRENT ASSETS	160,810	13,191

LONG TERM ASSETS
Property and equipment, net	50,014	914
TOTAL LONG TERM ASSETS	50,014	914

TOTAL ASSETS	$210,824	$14,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$219,502	$268,564
Accounts payable and accrued expenses, related party	–	3,515
Deferred revenues	646	–
Derivative liabilities	–	234,502
Notes payable	–	20,000
Notes payable, related party	6,877	–
Convertible notes payable, net	–	67,345
TOTAL CURRENT LIABILITIES	227,025	593,926
TOTAL LIABILITIES	227,025	593,926

Preferred stock, 20,000,000 shares authorized. $0.001 par value; redeemable preferred stock series A, 150,000 designated; $0.0001 par value; 30,000 and 112,690 shares issued and outstanding as at September 30, 2017 and December 31, 2016	3	11

STOCKHOLDERS' DEFICIT
Common stock 600,000,000 shares authorized; $0.001 par value; 44,897,891 and 12,060,367 shares issued and outstanding as of September 30, 2017 and December 31, 2016	44,897	12,060
Additional paid in capital	3,983,059	1,386,508
Accumulated deficit	(4,044,160)	(1,978,400)
TOTAL STOCKHOLDERS’ DEFICIT	(16,204)	(579,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$210,824	$14,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	–	–	–	–
Cost of services	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING EXPENSES
Amortization and depreciation	333	239	766	712
General and administrative	21,371	102,085	1,462,760	354,278
Professional fees	235,735	183,312	467,629	212,464
TOTAL OPERATING EXPENSES	257,439	285,636	1,931,155	567,464

OPERATING LOSS	(257,439)	(285,636)	(1,931,155)	(567,454)

OTHER INCOME (EXPENSES)
Interest expense	–	(32,962)	(185,847)	(68,800)
Impairment of intangible assets	–	–	–	(58,960)
Derivative expense	–	(30,197)	–	(30,197)
Gain on derivative liability	–	68,248	142,835	68,248
Gain (loss) on extinguishment of debt	–	34,875	(91,593)	34,875
TOTAL OTHER INCOME (EXPENSES)	–	39,964	(134,605)	(54,834)

NET LOSS	$(257,439)	$(245,672)	$(2,065,760)	$(622,288)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	30,209,241	5,754,831	19,096,104	5,120,402

Loss per common share
Basic and diluted	$(0.01)	$(0.04)	$(0.11)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,065,760)	$(622,288)
Adjustments for non-cash items:
Amortization and depreciation	766	712
Amortization of debt discount	172,655	16,604
Impairment of intangible assets	–	58,960
Stock issued for services	–	16,750
(Gain)/Loss on extinguishment of debt	91,593	(34,875)
Gain on derivative liability	(142,835)	(68,248)
Initial derivative expense	–	30,197
Stock option expense	399,049	71,017
Operating expense paid in behalf of the company	7,086	20,627
Changes in operating assets and liabilities:
Prepaid expenses	(10,167)	16,390
Accounts payable and accrued liabilities	(52,568)	218,547
Deferred revenue	646	–
NET CASH USED IN OPERATING ACTIVITIES	(1,599,535)	(275,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(49,866)	–
NET CASH USED IN INVESTING ACTIVITIES	(49,866)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,129,752	–
Proceeds from issuance of notes payable, related parties	–	94,000
Payments on notes payable, related parties	(209)	(80,100)
Proceeds from issuance of notes payable	50,000	20,000
Payments on notes payable	(70,000)	–
Proceeds from issuance of convertible notes payable	–	330,000
Payments on convertible notes payable	(240,000)	–
Redemption of series A preferred stock	(82,690)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,786,853	363,900

NET CHANGE IN CASH AND CASH EQUIVALENTS	137,452	88,293

CASH AND CASH EQUIVALENTS
Beginning of period	12,191	27,238

End of period	$149,643	$115,531

Cash paid for interest	$19,890	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in extinguishment of debt	$183,260	$–
Common stock issued for assets	$–	$58,960
Common stock issued for interest	$–	$6,700
Preferred shares issued for debt	$–	$112,690
Shares issued in settlement of debt	$–	$731,391
Assets & liabilities settled in share exchange	$–	$56,355
Debt discount on convertible debt	$–	$240,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and December 31, 2016

NOTE 1– CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of Dthera Sciences (the “Company”) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this Report, the Company had an accumulated deficit of $4,044,160 and no revenues to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. As of the date of this Report, the Company had not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Dthera Sciences (formerly Knowledge Machine International, Inc.) is a Nevada corporation, and was incorporated on December 27, 2012.

Dthera Sciences is a Digital Therapeutics company based in San Diego, California, which is focused on improving the quality of life (“Quality of Life”) of patients and their families. The Company's lead product, ReminX, is an artificial-intelligence-powered digital therapeutic designed to improve the Quality of Life and reduce anxiety in patients with Alzheimer's disease and other forms of dementia. On September 21, 2016, the Company acquired its current operating subsidiary, Dthera Sciences Operations, Inc. (fka EveryStory, Inc.), a Delaware corporation (“EveryStory”). Following the acquisition (referred to herein as the “EveryStory Transaction”), the Company is developing a technology designed to deliver Reminiscence Therapy to certain patient populations, principally patients suffering from Alzheimer’s disease and dementia with the goal of a Quality of Life benefit and reduction in anxiety in those populations. As of the date of this Report, Dthera Sciences Operations, Inc., was our only subsidiary. In connection with the EveryStory transaction, the Company dissolved its other former subsidiary entity and terminated its prior business operations.

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

Effective October 17, 2017, the Company filed its Certificate of Amendment (the “Amendment”) with the Secretary of State of Nevada to increase authorized common shares from 66,666,667 shares to 600,000,000 shares, and to increase the authorized preferred stock from 1,000,000 to 20,000,000 shares.

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

For the nine months ended September 30, 2017 and 2016, all of the Company’s potentially dilutive securities (warrants and options) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 6,261,813 for the nine months ended September 30, 2017.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment were comprised of the following as of September 30, 2017, and December 31, 2016:

	September 30, 2017	December 31, 2016
Computer & Equipment	$4,676	$2,816
Assets Used to Fulfill Contract Obligations	48,006	–
Less: Accumulated Depreciation	(2,668)	(1,902)
Net Property and Equipment	$50,014	$914

Depreciation expense for the nine months ended September 30, 2017 and 2016, was $766 and $712, respectively.

NOTE 5 – LOANS PAYABLE

Notes Payable – Related Parties

Notes payable due to related parties consisted of the following as of September 30, 2017 and December 31, 2016:

Balance December 31, 2016	$–
Cash additions	–
Expense additions	7,086
Cash payments	(209)
Conversions	–
Balance September 30, 2017	$6,877

During the nine months ended September 30, 2017, the Company’s CEO had expense additions of $7,086, and was repaid $209. The notes bear an interest rate of 0% per annum.

Notes Payable

Notes payable consisted of the following as of September 30, 2017, and December 31, 2016:

Balance December 31, 2016	$20,000
Cash additions	50,000
Expense additions	–
Cash payments	(70,000)
Conversions	–
Balance September 30, 2017	$–

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

Convertible Notes Payable

Notes payable due to non-related parties consisted of the following as of September 30, 2017, and December 31, 2016:

Balance December 31, 2016	$67,345
Cash Payments	(240,000)
Conversions	–
Amortization of debt discount	172,655
Balance September 30, 2017	$–

Effective September 22, 2016, the Company conducted a private offering of convertible notes (the “Note Offering”) to raise additional capital that would remain in the Company following the Closing of the EveryStory Transaction. In the convertible note offering, the Company raised an aggregate of $240,000, which was to be a component of the post-Closing capitalization of the Company. In the Note Offering, investors entered into a securities purchase agreement (the “Note SPA”) and were issued a convertible redeemable promissory note (collectively, the “Convertible Notes”). Pursuant to the terms of the Note SPA, each investor represented and warranted that it was an accredited investor and that he or she was purchasing the Convertible Notes for his or her own account, and not with a view to distribution, as well as other standard representations made in private transactions. Also pursuant to the Note SPA, the Company had the right to put an additional Convertible Note (in the same principal amount as purchased by the applicable investor) beginning on January 3, 2017, subject to certain conditions. The Convertible Notes bore interest at a rate of 10%, and were to mature on September 13, 2017, if not converted or prepaid prior to that. The Convertible Notes could convert into shares of the Company's common stock at a price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock as reported on the OTC Market platform on which the Company’s shares are quoted or any exchange upon which the Common Stock may be traded in the future ("Exchange"), on the date of the closing of the EveryStory Transaction. Up to 50% of the Convertible Notes could be repaid by the Company any time prior to 180 days after the issuance of the Convertible Notes, with a 30% premium to be paid in connection with the prepayment. As a result of this transaction a debt discount of $240,000 was recorded against the note. As of September 30, 2017, interest expense of $172,655 was recorded as part of the amortization of the debt discount, leaving a debt discount balance of $0.

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

NOTE 6 –DERIVATIVE LIABILITIES

The Company evaluates its fair value hierarchy disclosures each quarter. The Company has convertible notes with embedded conversion features, which is accounted for as a derivative liability and measured at fair value on a recurring basis. As of September 30, 2017, this derivative liability had an estimated fair value of $0.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 3) as of September 30, 2017:

Balance at December 31, 2016	$234,502
Conversion	(91,667)
Change in Fair Value of Derivative	(142,835)
Balance at September 30, 2017	$–

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

NOTE 7 – PREFERRED STOCK

As of September 30, 2017, the Company was authorized to issue 1,000,000 shares of Preferred Stock, of which it had designated 150,000 shares of $0.0001 par value per share Series A Redeemable Preferred Stock (the “Series A Preferred”). The Series A Preferred has a stated value of $1.00 per share, of which 30,000 and 112,690 shares were issued and outstanding as of September 30, 2017, and December 31, 2016, respectively.

On August 7, 2017, the Company redeemed 42,690 shares of Series A Preferred with a stated value of $1.00 per share for $42,690.

On August 18, 2017, the Company redeemed 20,000 shares of Series A Preferred with a stated value of $1.00 per share for $20,000.

On September 11, 2017, the Company redeemed 20,000 shares of Series A Preferred with a stated value of $1.00 per share for $20,000.

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

On October 17, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada to increase authorized preferred stock from 1,000,000 to 20,000,000 shares.

NOTE 8 – COMMON STOCK

As of September 30, 2017, the Company was authorized to issue 66,666,667 shares of $0.001 par value per share Common Stock, of which 44,897,891 and 12,060,367 shares were issued outstanding as of September 30, 2017, and December 31, 2016, respectively. On October 17, 2017, the Company filed the Amendment with the Secretary of State of Nevada, which also increased the authorized common shares from 66,666,667 shares to 600,000,000 shares.

Nine Months Ended September 30, 2017

The Company conducted two private offerings which closed during the quarter ended September 30, 2017.

Investor Offering

The first private offering was offered to investors (the “Investor Offering”), in which the Company sold units (the “Units”) which consisted of four shares of the Company’s common stock and warrants to purchase one additional share of common stock. The per Unit price was 0.03 – 0.60, and the exercise price for the warrants is $0.45. The warrants cannot be exercised until two years from the purchase date (subject to certain conditions), and expire four years after the purchase date.

As of the closing of the Investor Offering, the Company had sold an aggregate of 38,035,915 pre-split/26,215,499 post-split shares of its common stock in the Investor Offering and issued warrants to purchase an additional 9,508,906 pre-split/6,553,848 post-split shares of its common stock. (Please note: In the Company’s Quarterly Report for the quarter ended June 30, 2017, the Company inadvertently overstated the number of warrants that had been issued to that point in connection with the Investor Offering. The correct number as of August 10, 2017, was 2,765,341.)

Employee/Consultant Offering

The second private offering was offered to employees and consultants of the Company (the “Employee Offering”), in which the Company sold shares of its common stock at a purchase price of $0.03 per share, the same price as in the Investor Offering; however, there were no warrants in the Employee Offering. The shares sold in the Employee Offering include restrictions on their resale, and the Company reserved the right to repurchase the shares (the “Repurchase Right”) on terms as agreed between the Company and the employee or consultant. Per the Employee and Consultant Share Purchase Agreement, the Company’s Repurchase Rights will terminate (subject to certain conditions) following a term of not less than 5 months or more than 36 months from the purchase date.

As of the date of the closing of the Employee Offering, the Company had sold an aggregate of 4,251,333 shares of its common stock in the Employee Offering.

The aggregate amount raised by the Company in the Investor Offering and the Employee Offering as of the closing of the two offerings was $914,022.

Prior Private Offering

During nine months ended September 30, 2017, pursuant to another private placement offering conducted and closed earlier in the calendar year (the “Prior Private Offering”) the Company issued 7,028,750 pre-split/2,342,924 post-split shares of common stock for gross proceeds of approximately $1,215,750.

On March 10, 2017, the Company issued 83,300 pre-split shares/27,768 post-split shares of the Company’s common stock to the holders of the Convertible Notes as part of the modification and settlement of the notes, fair-valued at $183,260.

NOTE 9 – STOCK PURCHASE OPTIONS AND WARRANTS

Stock Purchase Options

During the nine months ended September 30, 2017, the Company did not issue any stock purchase options. As the holders of the Company’s outstanding options are employees and non-employees, the values attributable to non-employee options are remeasured on a quarterly basis and amortized over the service period and until they have fully vested over a 3 year vesting period. Stock options issued to employees are valued on the date of issuance and amortized over the service period until they have fully vested over a 3 year vesting period. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the non-employee stock options granted was revalued at each reporting date using the Black-Scholes valuation model. As of September 30, 2017, the Company remeasured the options at a value of $1,024,728 to be recognized over the vesting period, of which $399,049 has been recognized.

The following table summarizes the changes in options outstanding of the Company during the nine months ending September 30, 2017:

	Number of Options	Weighted Average Exercise Price $
Outstanding, December 31, 2016	1,382,351	0.29

Outstanding, September 30, 2017	1,382,351	0.29

Exercisable, September 30, 2017	1,217,270	0.29

As of September 30, 2017, the Company had $425,710 in unrecognized expense related to future vesting of stock options.

Stock Purchase Warrants

During the nine months ended September 30, 2017, the Company issued warrants to purchase a total of 6,553,848 as part of the Investor Offering discussed above.

The following table summarizes the changes in Warrants outstanding of the Company during the nine months ending September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price $
Outstanding, December 31, 2016	–	–

Outstanding, September 30, 2017	6,553,848	0.45

Exercisable, September 30, 2017	–	–

NOTE 10 – FAIR VALUE MEASUREMENTS

Liabilities measured at fair value on a recurring basis at September 30, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$1,100,184	$–	$1,100,184
Fair value of derivatives	$–	$–	$–	$–

Liabilities measured at fair value on a recurring basis at December 31, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$1,609,699	$–	$1,609,699
Fair value of derivatives	$–	$–	$234,502	$234,502

Fair value is calculated using the Black-Scholes options pricing model for options and warrants and the Binomial Lattice model for derivative liabilities.

NOTE 11- SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

Amendment to Articles of Incorporation

On October 12, 2017, the Company received approval from the holders of a majority of the outstanding shares of common stock of the Company to amend the Company’s Articles of Incorporation, as amended to date, to increase the authorized capital stock of the Company. The Company’s Board of Directors had considered amending the Articles of Incorporation to increase the authorized common stock of the Company from 66,666,667 shares to 600,000,000 shares, and to increase the authorized preferred stock from 1,000,000 to 20,000,000 shares. On September 15, 2017, the Board of Directors approved the amendment and recommended it to the shareholders of the Company.

On October 12, 2017, the Company received the written consent to approve the amendment from the holders of 24,725,042 shares of the Company’s common stock, equal to 53.93% of the total outstanding shares of the Company’s common stock.

On October 17, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada to increase authorized common shares from 66,666,667 shares to 600,000,000 shares, and to increase the authorized preferred stock from 1,000,000 to 20,000,000 shares.

Common Stock

From October 1, 2017, through November 9, 2017, the Company issued 730,770 shares of Common Stock for $475,000 in cash in connection with a private placement offering.

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

Overview of the Company

The Company was incorporated in the State of Nevada on December 27, 2012.  On September 21, 2016, the Company acquired its current operating subsidiary, Dthera Sciences Operations, Inc. (fka EveryStory, Inc.), a Delaware corporation (“EveryStory”). The Company is developing a Digital Therapeutic technology called ReminX, which is designed to deliver Reminiscence Therapy to certain patient populations, initially patients suffering from Alzheimer’s disease and dementia with the goal of a Quality of Life benefit and reduction in anxiety in those populations.

Our principal offices are located at 7310 Miramar Rd., Suite 350, San Diego, CA 92126.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”).

Dthera Business and Platform

The Company offers a subscription-based service that captures, shares, and stores photos and audio in the cloud. The Company offers a proprietary platform (the “Platform”), which enables users to preserve and share memories, and has initially targeted a Quality of Life benefit in certain patient populations, principally patients suffering from Alzheimer’s disease and dementia.

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

The Company’s technology Platform streamlines the creation of personalized digital stories, and management is focused on the goal of becoming the first clinically-proven Digital Therapeutic technology targeting patients with Alzheimer's disease and Dementia. Dthera already has received a US patent (issued in 2010) that broadly covers the use of the Company’s technology in Senior Living facilities. The Company has recently concluded a clinical study with UCSD which produced positive initial results indicating that the Company’s ReminX Platform may become an effective anxiety reduction and quality of life therapy for those with Alzheimer’s disease or Dementia (“ADOD”). The Company intends to conduct additional clinical trials to further support these findings.

The Company conducts its operations from its facilities located in San Diego, California.

Plan of Operations

Revenue Model

Digital Therapeutics Business Model

Dthera intends to offer the Digital Therapeutics technology directly to the families of elderly individuals who are experiencing social isolation and in some cases anxiety. This individuals are frequently ADOD patients as well.

In both the direct-to-User and the Community/Institutional business models, management anticipates that the product, which will include a digital tablet in the patient’s room, with monthly and/or yearly rates for participation in the program.

Additionally, Dthera intends to seek partners in international markets to help make introductions to the Institutional-type markets and other implementation techniques.

Once Dthera has begun implementation of the Digital Therapeutics and Reminiscence Therapy applications of the Platform, Dthera’s management intends to further explore other applications of the Platform targeting other indications with patients that could benefit from the core technology.

Results of Operations – Three Months Ended September 30, 2017, Compared to the Three Months Ended September 30, 2016

Gross Revenue. Gross revenue for the three months ended September 30, 2017 and 2016, was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the edged tools market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017, totaled $21,371, a 79% decrease compared to general and administrative expenses of $102,085 for the three months ended September 30, 2016. The decrease is due to the Company’s revaluing and amortizing options as compensation at a lower value compared to the prior three month period.

Professional fees

Professional fees for the for the three months ended September 30, 2017 totaled $235,735, a 29% increase compared to professional fees of $183,312 for the three months ended September 30, 2016. The increase is due to the Company’s incurring more legal expenses, an increase in accounting services, and an increase in compensation to consultants.

Other Income (Expenses)

Interest Expense

Interest expense for the three months ended September 30, 2017, totaled $0, a 100% decrease compared to interest expense of $32,962 for the three months ended September 30, 2016. The decrease is due to all notes converting in the first quarter and no longer accruing interest and amortization of debt discounts due to payment of all convertible notes in the prior quarter compared to the prior period.

Derivative Expense

Derivative expense for the three months ended September 30, 2017, totaled $0, a 100% decrease compared to derivative expense of $30,197 for the three months ended September 30, 2016. The decrease is due to the Company not issuing any derivative instruments in the current period.

Gain on Derivative Liabilities

Gain on derivative liabilities for the three months ended September 30, 2017, totaled $0, a 100% decrease compared to gain on derivative liabilities of $68,248 for the three months ended September 30, 2016. The decrease is due to the Company having no derivative instruments in the current period.

Gain on Extinguishment of Debt

Gain on settlement of debt for the three months ended September 30, 2017, totaled $0, a 100% decrease compared to gain on settlement of debt of $34,875 for the three months ended September 30, 2016. The decrease was from the Company issuing stock in settlement of debt, resulting in a gain of $34,875 in the prior year.

Net Loss. For the reasons stated above, the Company’s net loss for the three months ended September 30, 2017, was $265,268, compared to net loss of $257,439 during the three months ended September 30, 2016.

Results of Operations – Nine Months Ended September 30, 2017, Compared to the Nine Months Ended September 30, 2016

Gross Revenue. Gross revenue for the nine months ended September 30, 2017 and 2016, was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the edged tools market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017, totaled $1,462,760, a 313% increase compared to general and administrative expenses of $354,278 for the nine months ended September 30, 2016. The increase is due to the Company’s amortizing stock options as compensation.

Professional fees

Professional fees for the for the nine months ended September 30, 2017 totaled $467,629, a 120% increase compared to professional fees of $212,464 for the nine months ended September 30, 2016. The increase is due to the Company’s incurring more expenses as a result of the 2016 audit and review of the first and second quarters in 2017, an increase in accounting services, and an increase in compensation to consultants.

Other Revenues (Expenses)

Interest Expense

Interest expense for the nine months ended September 30, 2017, totaled $185,847, a 170% increase compared to interest expense of $68,800 for the nine months ended September 30, 2016. The increase is due to notes accruing interest and the full amortization of debt discounts due to payment of all convertible notes in the current period.

Derivative Expense

Derivative expense for the nine months ended September 30, 2017, totaled $0, a 100% decrease compared to derivative expense of $30,197 for the nine months ended September 30, 2016. The decrease is due to the Company not issuing any derivative instruments in the current period.

Gain on Derivative Liabilities

Gain on derivative liabilities for the nine months ended September 30, 2017, totaled $142,835, a 109% increase compared to gain on derivative liabilities of $68,248 for the nine months ended September 30, 2016. The increase is from revaluing the derivative instruments before the instruments settled during the period.

Gain/(Loss) on Extinguishment of Debt

Loss on settlement of debt for the nine months ended September 30, 2017, totaled $91,593, a 363% decrease compared to gain on settlement of debt of $34,875 for the nine months ended September 30, 2016. The decrease is from settling convertible notes and accrued interest for stock and cash during the period.

Impairment of Intangible Assets

Impairment of Intangible Assets for the nine months ended September 30, 2017, totaled $0, a 100% decrease compared to Impairment of Intangible Assets of $58,960 for the nine months ended September 30, 2016. The decrease is due to the Company’s impairing the intangible asset purchase with stock in the prior period.

Net Loss. For the reasons stated above, the Company’s net loss for the nine months ended September 30, 2017, was $2,065,760, compared to net loss of $622,288 during the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash of $149,643, prepaid expenses of $10,167 and deposits of $1,000. The Company had current liabilities of $227,025 consisting of accounts payable, deferred revenue, and notes payable, related party. As of September 30, 2017, the Company had a working deficit of $66,215.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has incurred losses since inception to September 30, 2017, with an accumulated deficit of $4,044,160.

Recent Developments

Acquisition of Intellectual Property

Beginning on August 28, 2017, the Company entered into a series of intellectual property purchase and assignment agreements (collectively, the “IP Agreements”) with certain of the Company’s officers, directors, and consultants, pursuant to which the Company purchased the intellectual and intangible property (collectively, the “Intellectual Property”) used by the Company in the operation of its business of operating a digital therapeutic company focused on reminiscence therapy.

The Company paid an aggregate of $361,000 to acquire the Intellectual Property, and recorded $361,000 of general and administrative expense.

The Board of Directors determined it to be in the best interests of the Company, in connection with the Company’s plans for development of its business and with potential future growth and business opportunities, to acquire the Intellectual Property from the various owners, all of whom had worked to develop the Intellectual Property, but who owned and held the rights to such Intellectual Property prior to the finalization of the IP Agreements.

Pursuant to the IP Agreements, the Company acquired outstanding Intellectual Property used by the Company, including but not limited to patents; trademarks; copyrights; other intangible rights such as strategic vision, business connections, and business direction related to the business of the Company; royalties and proceeds; and claims and causes of action relating to the Intellectual Property. Each Seller represented and warranted, among other things, that he or she was the exclusive owner of the Intellectual Property assigned pursuant to the IP Agreement (the “Assigned IP”); that he or she had the right and power to enter into the IP Agreement; that the Assigned IP does not infringe on the rights of any person or entity, and that there were no claims pending or threatened with respect to such seller’s rights in the Assigned IP. The Company and the various sellers agreed that the sellers continued to provide services to the Company, and that in so doing they would need access to the Assigned IP to continue to perform their functions with the Company.

Reverse Stock Split

On July 25, 2017, a reverse stock split (the “Reverse Split”) of the Company’s authorized and outstanding common stock took effect. The ratio of the Reverse Split was 1:3, meaning one new share for each three old shares of the Company’s common stock. In lieu of issuing fractional shares, the Company’s transfer agent was instructed to round up to the nearest whole share.

Following the Reverse Split, the Company had 66,666,667 shares of common stock authorized, and had 14,431,059 shares of common stock outstanding. (As noted below, the Company subsequently increased the number of authorized shares of common stock to 600,000,000.)

Pursuant to Nevada corporate law, the Reverse Split was approved by the Board of Directors. Because the Reverse Split applied both to the outstanding shares and to the authorized shares of common stock of the Company, no shareholder approval was required.

Amendment to Articles of Incorporation

Subsequently, on October 12, 2017, the Company received approval from the holders of a majority of the outstanding shares of common stock of the Company to amend the Company’s Articles of Incorporation, as amended to date, to increase the authorized capital stock of the Company. The Company’s Board of Directors had considered amending the Articles of Incorporation to increase the authorized common stock of the Company from 66,666,667 shares to 600,000,000 shares, and to increase the authorized preferred stock from 1,000,000 to 20,000,000 shares. On September 15, 2017, the Board of Directors approved the amendment and recommended it to the shareholders of the Company.

On October 12, 2017, the Company received the written consent to approve the amendment from the holders of 24,725,042 shares of the Company’s common stock, equal to 53.93% of the total outstanding shares of the Company’s common stock.

On October 17, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada to increase authorized common shares from 66,666,667 shares to 600,000,000 shares, and to increase the authorized preferred stock from 1,000,000 to 20,000,000 shares.

Preferred Shares

On August 7, 2017, the Company redeemed 42,690 shares of Series A Preferred with a stated value of $1.00 per share for $42,690.

On August 18, 2017, the Company redeemed 20,000 shares of Series A Preferred with a stated value of $1.00 per share for $20,000.

On September 11, 2017, the Company redeemed 20,000 shares of Series A Preferred with a stated value of $1.00 per share for $20,000.

Completion of Capitalization Restructuring

As discussed above, the Company closed two previously reported private placement offerings, and completed a restructuring of the Company’s capitalization through the two offerings. The aggregate amount sought to be raised in the two offerings was up to $975,000, and the Company raised a total of $914,002.

In connection with the Investor Offering and the Employee Offering, the Company issued an aggregate of 30,466,832 shares of its common stock issued and warrants to purchase an additional 6,553,848 shares.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Commission on April 17, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2017, the Company commenced two parallel private offerings of its securities. The aggregate amount sought to be raised in the two offerings was $975,000. The offerings were closed on September 21, 2017.

Investor Offering

The first private offering was offered to investors (the “Investor Offering”), in which the Company sold units (the “Units”) which consisted of four shares of the Company’s common stock and warrants to purchase one additional share of common stock. The per Unit price was $0.03 – 0.60, and the exercise price for the warrants is $0.45. The warrants cannot be exercised until two years from the purchase date (subject to certain conditions), and expire four years after the purchase date.

As of the closing of the Investor Offering, the Company had sold an aggregate of 38,035,915 pre-split/26,215,499 post-split shares of its common stock in the Investor Offering and issued warrants to purchase an additional 9,508,906 pre-split/6,553,848 post-split shares of its common stock. (Please note: In the Company’s Quarterly Report for the quarter ended June 30, 2017, the Company inadvertently overstated the number of warrants that had been issued to that point in connection with the Investor Offering. The correct number as of August 10, 2017, was 2,765,341.)

Employee/Consultant Offering

The second private offering was offered to employees and consultants of the Company (the “Employee Offering”), in which the Company sold shares of its common stock at a purchase price of $0.03 per share, the same price as in the Investor Offering; however, there were no warrants in the Employee Offering. The shares sold in the Employee Offering include restrictions on their resale, and the Company reserved the right to repurchase the shares (the “Repurchase Right”) on terms as agreed between the Company and the employee or consultant. Per the Employee and Consultant Share Purchase Agreement, the Company’s Repurchase Rights will terminate (subject to certain conditions) following a term of not less than 5 months or more than 36 months from the purchase date.

As of the date of the closing of the Employee Offering, the Company had sold an aggregate of 4,251,333 shares of its common stock in the Employee Offering.

The aggregate amount raised by the Company in the Investor Offering and the Employee Offering as of the closing of the two offerings was $914,022.

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

The Investor Offering and the Employee Offering were made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provisions of Rule 506 of Regulation D based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders in each of the transactions, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

From October 1, 2017, through November 9, 2017, the Company issued 730,770 shares of Common Stock for $475,000 in cash in connection with a private placement offering.

Item 6. Exhibits

Exhibit Number	Title of Document
10.1	Form of Investment Unit Purchase Agreement (previously filed as an exhibit to the Company’s Quarterly Report for the Quarter ended June 30, 2017)
10.2	Form of Warrant for Investor Offering (previously filed as an exhibit to the Company’s Quarterly Report for the Quarter ended June 30, 2017)
10.3	Form of Employee and Consultant Share Purchase Agreement (previously filed as an exhibit to the Company’s Quarterly Report for the Quarter ended June 30, 2017)
31.1	Certification by Principal Executive and Financial Officer
32.1	Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dthera Sciences

Date: November 14, 2017	By:	/s/ Edward Cox
Edward Cox Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

