Form 10-K
period 2017-12-31
DTHERA SCIENCES
filed 2018-04-02
CIK 1586372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File No. 333-191175

DTHERA SCIENCES

(Exact name of registrant as specified in its charter)

Nevada	90-0925768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7310 Miramar Rd., San Diego, Suite 350, CA 92126

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $96,304,827 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

At March 29, 2018, there were 50,343,367 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Dthera Sciences, a Nevada corporation. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we expressly disclaim any obligation or intention to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

ITEM 1. BUSINESS.

Historical Background

Dthera Sciences “we,” “us,” “our,” “the Company”, based in San Diego, CA, is a digital therapeutics company focused on developing innovative quality of life therapies for the elderly and those suffering from cognitive decline. The Company’s lead product, ReminX, is an artificial-intelligence-powered consumer health product designed to digitally deliver reminiscence therapy to individuals suffering from neurodegenerative diseases such as Dementia and Alzheimer’s disease, as well as seniors experiencing limited social interaction with others (“Social Isolation”). Additional products are under development that are expected to directly target the symptoms of Alzheimer’s disease and other dementias, such as anxiety, depression, and cognitive decline, and for which Company may seek FDA clearance or approval as well as reimbursement.

The Company was incorporated in the State of Nevada on December 27, 2012, to engage in the distribution of high end edged tools produced outside the United States. On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”), which focused on new technologies, acquiring licensing rights to those technologies, and marketing the licensed technologies, and we sold off our edged tools business. Subsequently, on September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”). In connection with the EveryStory transaction, we dissolved the Knowledge Machine subsidiary, terminated the technology licensing and marketing operations, and changed the Company’s name to Dthera Sciences.

On September 21, 2017, the Company announced that its shares of common stock had been approved for trading on the OTCQB® Venture Market.

Our principal offices are located at 7310 Miramar Road, Suite 350, San Diego, CA, 92126.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

Overview of Company

Dthera Sciences, based in San Diego, CA, is a digital therapeutics company focused on developing innovative quality of life therapies for the elderly and those suffering from cognitive decline. The Company’s lead product, ReminX, is an artificial-intelligence-powered consumer health product designed to digitally deliver reminiscence therapy to individuals suffering from neurodegenerative diseases such as Dementia and Alzheimer’s disease, as well as Social Isolation. As noted above, additional products are under development that are expected to directly target the symptoms of Alzheimer’s disease and other dementias, such as anxiety, depression, and cognitive decline, and for which Company may seek FDA clearance or approval as well as reimbursement.

Overview – The ReminX Product and the Dthera Delivery Platform

The ReminX Product is comprised of two components and is built on the Dthera Delivery Platform.

The first component is the customized hardware tablet (the “Tablet”) that is specifically designed for use by individuals with neurodegenerative diseases or the elderly who are not able to operate standard consumer tablets. The Tablet does not display a user-interface for the elderly person. It presents itself more closely to a detachable photo frame that charges in a docking station without having to be plugged in. The absence of wires, buttons, or confusing interfaces is critical to making the product accessible to this patient or demographic group. Additionally, the Tablet is wrapped in a protective foam casing which increases durability of the Tablet if it is dropped or thrown. The speakers and sound system have been optimized to maximize volume and clarity in comparison to off the shelf tablets. The included dock allows for charging of the Tablet in a cordless manner and powerful magnets ensure that the Tablet lands securely in the dock.

The ReminX Tablet Software (the “Software”), which drives the use of the Tablet, combines a simplified viewing experience for the end user while simultaneously incorporating monitoring and tracking functionality for caregivers and administrators. The user interface is designed so the end user does not need to press any buttons. The user simply lifts the Tablet (off of the docking station) and it automatically begins to play calming, positive, and personalized media. This software uses proprietary emotional recognition software that learns what content has the greatest positive effect on the end user and relays the information to the Software’s artificial intelligence system, which can focus its collection and organization of added media to the positive subject categories.

The second component of the ReminX Product is the Software stack which is comprised of proprietary software functionality that includes an easy-to-use interface, which allows families, friends, caregivers, and administrators to customize and organize the content displayed to the end user – the individual who is experiencing Social Isolation or certain neurodegenerative diseases.

Primary interaction with the ReminX Product by content observers and contributors such as family members is primarily driven through text message communication. Each paying customer is given a private concierge phone number and any photos or videos that are sent to that number will appear on the end users tablet. In addition, the concierge phone number can be given to the paying customers’ family and friends so they can also contribute content to the end user. The concierge phone number can also be added to a group text between loved ones who typically share photos and videos with each other and in this use case, through no additional effort, the content will also be shared with the end user.

In addition to text messaging, the ReminX product has several additional channels of content collection. These include The ReminX Family Mobile App (iOS/Android), The ReminX Family Web App and email. The Company will continue to develop innovative content collection methods to ensure that the end user is given the highest quantity and quality of content possible.

The ReminX Family App is guided by an artificial intelligence system known as Rachel. Rachel asks group members (family, friends, caregivers, and others) to add photos, videos and audio with the long-term goal of learning about what types of content is most helpful to the end user.

Rachel maximizes the amount of content that is added by working with individual contributors, asking questions, and leading the contributor through a process to develop additional media content to be presented to the Tablet user. Contributors can work with Rachel through the Family App on their own schedule. Rachel also allows users to contribute content via text message, email, or the ReminX website as adjuncts to the Family App.

In addition, the underlying Dthera Delivery Platform upon which ReminX is built can be modified and adapted to support people with additional clinical indications. The Company is presently considering additional vertical markets to determine different clinical development timelines.

Market Overview

Loneliness, isolation, and symptoms of Alzheimer’s disease and other dementias in seniors are rapidly growing global challenges with few solutions on the horizon. Reminiscence Therapy has been shown in over 30 years of published research to mitigate some of these symptoms, but has had limited impact because it is burdensome and impractical to deliver consistently and at scale. Dthera seeks to develop a Digital Therapeutic solution that can scale and personalize Reminiscence Therapy for the elderly, and potentially enable the wide adoption of Reminiscence Therapy for a variety of conditions.

What is Digital Therapeutics?

The term “Digital Therapeutics” refers to using a digital system to treat or impact a medical condition, much as one might use a drug, a human counselor, or surgery. Digital Therapeutics provide information and can be used alongside face-to-face physician consultancy. Many digital therapeutics initiatives can be used to support treatment as well as function as lifestyle tools to help manage health and well-being. As such, Digital Therapeutics technologies are used both as stand-alone and in combination with conventional therapies.

The goal of Digital Therapeutics is to mirror an effective treatment already in use, frequently a form of Cognitive Behavioral Therapy, and through the use of technology, scale it to a large patient population.

Dthera’s management believes that ReminX is ideally positioned to be used as a Digital Therapeutics tool in the field of Reminiscence Therapy to work with patients with dementia and/or Social Isolation in both inpatient and at home settings.

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

Application of the Platform – Digital Therapeutics and Reminiscence Therapy

Dthera’s management is focused on the goal of using the Company’s technology Dthera Delivery Platform, which streamlines the creation of personalized digital stories, to become the first Digital Therapeutic delivering Reminiscence Therapy to patients suffering from Social Isolation and/or neurodegenerative diseases such as Dementia and Alzheimer’s disease. The Company already was granted a U.S. patent (issued in 2010) that broadly covers the use of the Platform technology in Senior Living facilities. As of the date of this Report, Dthera had conducted a clinical study with the University of California at San Diego (“UCSD”) with the goal of demonstrating that the ReminX Platform is an effective anxiety-reduction and quality-of-life therapy for those with Alzheimer’s disease or Dementia (“ADOD”). The results of the clinical study were positive, as discussed in the summary abstract below:

The study, conducted through UCSD in the first quarter of 2017, examined the impact of a digital therapeutic software system on emotional functioning in a group of patients with Dementia. The digital therapeutic software is based on Reminiscence Therapy and allows the uploading of pictures and narration to create slideshow stories depicting important moments in the patient’s life. Patients were evaluated in their home and the initial evaluation consisted of patients responding to questionnaires assessing their level of depression, anxiety, overall level of emotional distress, and health related quality of life. Patients’ caregivers were also asked to rate the patient’s level of emotional functioning. After the initial assessment, patients and their caregivers were instructed on how to use the digital therapeutic software and created a slideshow. Patients then viewed the slideshow and immediately after were re-assessed using the same set of questionnaires as prior to the viewing. Results indicated that patients reported significantly less anxiety, depression, and overall emotional distress after having viewed their story. Furthermore, patient’s caregivers also reported that the patient appeared less emotionally distressed. The effect sizes for the significant results were typically large and ranged from 0.76 to 0.91 (effect sizes are used to quantify the magnitude of a statistical effect, with 0.50 typically being viewed as a moderate effect and 0.80 being considered a large effect of an intervention). These effect sizes, which were larger than anticipated, suggest that digital therapeutic software can have an immediate and positive impact on emotional functioning in patients with Dementia. In addition, the accessibility and ease of use of the software system suggests that this technology holds great promise for bringing important aspects of Reminiscence Therapy to patients with Dementia who are suffering from various mood symptoms.

Use of ReminX as Reminiscence Therapy

Dthera’s management believes that one highly effective way to deliver Reminiscence Therapy to patients is through photos that bring back memories, and include voices that are familiar to them. Dthera’s management believes that ReminX and the Dthera Delivery Platform are uniquely positioned as a Digital Therapeutic technology that can provide Reminiscence Therapy to patients with Alzheimer’s disease and dementia (“ADOD”), in a manner that is scalable and cost-effective.

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

Dthera’s engineers have made the Platform user-friendly, both on the content-creation side, and on the content-viewing side. The patient will be able to use the electronic Tablet which will be tailored for that patient, and which will give the patient the opportunity to view photos and hear audio stories simply by touching the screen. The Platform can be set to play multiple photos and stories in a row. Family members and caregivers can help the patient to start viewing, but can attend to other duties while the patient watches and listens.

Scale of the Markets (US)

Dthera’s management believes that the potential market for Digital Therapeutic products targeting the elderly and those with neurodegenerative diseases such as Dementia are significant, and will continue to grow for the foreseeable future.

As of 2018, the Company believes that its addressable market inclusive of socio-economic status, age and intended use/clinical indications is approximately 10 Million people and growing rapidly as the baby boomer generation continues to age into the targeted demographic.

The market can be derived from two sets of data: aging demographics and cost of care figures. Highlights of the market opportunities include:

-	General Demographics:
o	In 2010, the American Association of Retired Persons (AARP) did a nationally representative study in 2010 and found that about 40% of seniors are lonely or feel socially isolated
o	The 70+ population in the United States, which is expected to grow faster than any other age group—from 28 million in 2010 to 53 million by 2030

Source: https://finance.yahoo.com/news/trilogy-capital-group-aeon-partners-140951456.html

-	Alzheimer’s Association Facts and Figures:
o	5.7 million Americans living with Alzheimer’s and by 2050, the number is projected to nearly triple and rise to 14 million
o	For 2018, total payments for health care, long-term care and hospice are estimated to be $277 billion, of which $186 billion were Medicare and Medicaid payments. By 2050, the projected cost to society will be $1.1 trillion (In 2018 dollars)

Source: https://www.alz.org/facts/

The Company believes that the current estimated addressable market is a reasonable figure, and that with the mixture of continued aging of America’s largest generation and Dthera’s research and development of scalable therapies for additional indications, the addressable market will expand heavily in the coming years.

Business Model

The Company expects to market and sell its initial product ReminX through four possible sales channels.

Direct-Response Consumer Health (DRCH)

The primary near-term sales channel the Company is pursuing is the Direct-Response Consumer Health (DRCH) channel, starting with the planned initial launch of the ReminiX Product in the second fiscal quarter of 2018. In the fourth quarter of 2017, the Company completed a beta sales test to show both viability and scalability of the DRCH sales channel. Based on the success of that test, the Company plans to market the ReminX Product directly to the family members and caregivers of individuals who maybe suffering from Social Isolation or several neurodegenerative diseases such as Dementia (“Loved Ones”). ReminX is a subscription service with a recurring monthly fee of $40 or an annual fee, the price of which will be determined during the anticipated launch window in the second quarter of 2018.

Management anticipates that those who wish to purchase the ReminX Product will pay either $40 per month or an annual fee (that will be optimized and finalized in the second quarter of 2018) through a subscription based model. The subscription likely will include unlimited access to the ReminX Family App (no limit to users) and a Tablet/Dock System. The Company anticipates that the hardware will be leased to the subscribers until they have paid the minimum subscription fee.

The Company feels the mechanism by which it executes this specific sales channel is somewhat proprietary and appears very unique to the space Dthera operates in. The successful execution of this sales channel would give Dthera a competitive advantage over other potential competitive products.

Senior Living/Revenue Shares - Institutional Sales

The second channel the company intends to explore in the second and third quarters of 2018 is the marketing of a revenue-sharing offering directly to Senior Living/Long Term Care management firms such as Independent Living (IL), Assisted Living (AL), and Memory Care (MC) businesses. Management anticipates that this sales channel will be pursued through our approximately 30 direct contract-sales representatives.

Skilled Nursing/Cost Savings – Institutional Sales

Skilled Nursing Facilities (SNFs) operate with a different business model from those of IL, AL, and MC communities (collectively, “IL/AL/MC”) and, as such, cost-savings, specifically improving labor efficiency, is possibly the single highest priority for operators in this space. Dthera intends to explore over the course of 2018 whether it believes its product ReminX, with expanded use, can indeed reduce overtime costs, staff turnover, and improve quality survey scores within SNFs. If Management believes that the Company can demonstrate improvement, then the Company intends to directly market the product to Skilled Nursing Facilities as a cost saving service via the same contract sales force pursuing the IL/AL/MC channel.

FDA Approved and Reimbursed Medical Claims

Once Dthera has begun implementation of the Platform for Social Isolation and initial neurodegenerative indications, the Company intends, through robust clinical trials, to pursue FDA clearance or approval and medical reimbursement for specific medical claims, most likely related to the symptoms of Dementia and Alzheimer’s disease.

Other Therapeutic Uses

The Company is already exploring other applications of the Platform targeting other indications with patients that could benefit from the core technology, some of which may be able to be pursued using the same sales channels listed above.

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

Network

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

Competition

Dthera takes its name from the term “Digital Therapeutics.” Digital Therapeutics (sometimes called “software-as-a-drug”) is a new subsection of digital health that strives to directly deliver a therapy via use or interaction with software technology. The goal of Digital Therapeutics is to mirror an effective treatment already in use but to do so through the use of technology to scale to a large patient population, thereby amplifying doctors’ and nurses’ care, changing patient behavior, and most importantly, reducing cost of care.

Unfortunately, pharmaceutical approaches to Alzheimer’s disease have not been particularly successful, with many high profile drugs providing disappointing results. For this reason, there has been a renewed focus on non-pharmaceutical approaches, including Digital Therapeutics, that can target mood and physiological distress, rather than on pharmaceutical approaches that slow the progression of cognitive deficits. Various non-pharmacological approaches have been developed or are under development, with limited acceptance as of the date of this Report. Digital reminiscence therapy products include personalized music platforms, virtual reality platforms to transport seniors to relive prior memories, and kiosk and desktop-based solutions for use in senior care facilities. Other related senior care products focus on family engagement, memory assessment, caregiver support and coaching, and technology simplification.

Dthera’s ReminX solution is unique in that personalizes Reminiscence Therapy for the senior into custom stories, and can optimize content being delivered using artificial intelligence, proprietary emotional recognition software, as well as feedback from the family. The product also enables personalized therapy to automated, optimizing potential response from users. Further, it utilizes and encourages family engagement, providing benefit to the caregiver as well as the patient. In addition, the solution is truly scalable, in that it is a low-cost platform only relying on a custom tablet, family members’ existing mobile devices, and the cloud. Therefore, ReminX can be used at any home or senior care/memory care facility, and in rural and isolated settings where the purchase of equipment or specialized staff or caregiver training may not be practical. Due to its simple user interface, the fear of new technology adoption by a senior is almost entirely circumvented.

The Company believes that it has few direct competitors in its initial markets of Digital Therapeutics targeting the elderly and those with neurodegenerative diseases.

The Company intends to compete on the basis of ease of use, technology, brand recognition, quality of products and service and support. Our competitive strategy may be significantly affected in the future by many external factors. Among them are marketing costs, technology and our current and future competitors’ pricing and marketing strategies.

As we build and develop the digital therapeutics applications of the Platform, we will continue to review and disclose information relating to competition in the digital therapeutic markets.

Manufacturing

The customized Tablet is manufactured for Dthera Sciences by a contract manufacturer based outside of the United States. The specific contract manufacturer being used was chosen because of their specialty in manufacturing customized Android tablets.

Government Regulation

As of the date of this Report, management did not believe that the ReminX Product or the Dthera Delivery Platform, as the Company plans to sell and market them, would subject the Company to regulation as a provider of healthcare products or a company making medical claims. The Company’s focus in connection with the initial launch is the Company’s consumer health product designed to digitally deliver reminiscence therapy to individuals suffering from neurodegenerative diseases such as Dementia and Alzheimer’s disease, as well as Social Isolation.

The Company plans to develop future products for which it hopes to seek third-party payer coverage and reimbursement, as well as reimbursement from Medicare and other providers. Such plans likely will involve additional regulatory oversight of the Company and its products and services. There may be other healthcare-related laws and regulations that will become applicable to the Company. Compliance with such laws and regulations likely would involve additional costs and management time.

Recent Developments

Private Placement of Unregistered Shares in 2017 and 2018

As previously reported by the Company in a Current Report filed with the Commission on July 25, 2017, and in the Company’s Quarterly Report on Form 10-Q, beginning July 19, 2017, the Company commenced two parallel private offerings of its securities and completed a restructuring of the Company’s capitalization through the two offerings. The aggregate amount sought to be raised in the two offerings was up to $975,000. Details of each of the two private offerings follows:

Investor Offering

The first private offering was offered to investors (the “Investor Offering”), in which the Company sold units (the “Units”) consisting of four (4) shares of the Company’s common stock and warrants to purchase one (1) additional share of common stock.

As of the closing of the Investor Offering, the Company sold an aggregate of 26,215,499 post-split shares of its common stock in the Investor Offering and issued warrants to purchase an additional 6,553,860 post-split shares of its common stock. The post-split per Unit price was $0.12, and the post-split exercise price for the warrants is $0.45. The warrants cannot be exercised until two years from the purchase date (subject to certain conditions), and expire four years after the purchase date.

Employee/Consultant Offering

The second private offering was offered to employees and consultants of the Company (the “Employee Offering”), in which the Company sold shares of its common stock to employees and consultants of the Company.

In connection with the Employee Offering, the Company sold an aggregate of 5,201,333 post-split shares of its common stock at a post-split purchase price of $0.03 per share.

Together with the Investor Offering and the Employee Offering, the Company issued an aggregate of 31,416,832 post-split shares of its common stock and issued warrants to purchase an additional 6,553,860 post-split shares of its common stock.

The aggregate amount raised by the Company in the Investor Offering and the Employee Offering as of the closing of the two offerings was $942,502.

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

Other Offering

During the year, the Company issued 2,342,924 shares of Common Stock for $1,215,750 in cash in connection with another private placement offering.

Pre-Launch Offering

The Company commenced a private placement offering of shares of its common stock (the “Pre-launch Offering”) in the fourth quarter of 2017. As of year-end the Company had sold a total of 1,195,385 shares of the Company's Common Stock for net proceeds of $777,000 in the Pre-launch Offering.

As of March 29, 2018, the Company had sold a total of 4,396,043 shares of the Company’s common stock in the Pre-launch Offering, and had raised an aggregate of $2,294,925, of which, $500,000 in subscriptions receivable.

The Pre-launch Offering is being made to accredited investors only. No warrants or other securities are being offered in the Offering.

The above issuances were completed in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). These transactions qualified for exemption from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the Company and the issuance; (iii) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she is capable of evaluating the merits and risks of an investment in the Company; and (iv) the recipients received “restricted securities” that include a restrictive legend on the certificate, which restricts the shares from being transferred except pursuant to a registration statement that is effective with the SEC or pursuant to an exemption from registration.

OTCQB Uplist

On September 21, 2017, the Company announced that its shares of common stock have been approved for trading on the OTCQB® Venture Market. Management of the Company believes that OTCQB membership will provide enhanced investor benefits including higher reporting standards, the potential for increased analyst coverage, and access to news services, as well as more comprehensive compliance requirements.

Reverse Stock Split

On July 25, 2017, a reverse stock split (the “Reverse Split”) of the Company’s authorized and outstanding common stock took effect. The ratio of the Reverse Split was 1:3, meaning one new share for each three old shares of the Company’s common stock. In lieu of issuing fractional shares, the Company’s transfer agent was instructed to round up to the nearest whole share.

Following the Reverse Split, the Company had 66,666,667 shares of common stock authorized, and had 18,244,574 shares of common stock outstanding. (As noted below, the Company subsequently increased the number of authorized shares of common stock to 600,000,000.)

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

The Company paid an aggregate of $361,000 to acquire the Intellectual Property.

Unrelated to this transaction, the five individuals from whom the Company purchased the Intellectual Property invested an aggregate of $351,273 into the Company in connection with the two offerings referenced above.

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

Results of Proof of Concept Clinical Study

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

Amendment to Articles of Incorporation; Increase in Authorized Capital

On October 12, 2017, the Company received approval from the holders of a majority of the outstanding shares of common stock of the Company to amend the Company’s Articles of Incorporation, as amended to date, to increase the authorized capital stock of the Company. On October 17, 2017, the Company filed its Certificate of Amendment with the Secretary of State of Nevada. As of October 17, 2017, the Company was authorized to issue up to 600,000,000 shares of common stock and 20,000,000 shares of preferred stock.

PLAN OF OPERATION

Revenue Model

The Company expects to market and sell its initial product ReminX through four possible sales channels.

Direct-Response Consumer Health (DRCH)

The primary near-term sales channel the Company is pursuing is the Direct-Response Consumer Health (DRCH) starting with its initial launch, anticipated in the second quarter of 2018. In the fourth quarter of 2017, the Company completed a beta sales test to show both viability and scalability of the DRCH sales channel. Based on the success of that test, the Company plans to market the ReminX Product directly to the family members and caregivers of individuals who maybe suffering from Social Isolation or several neurodegenerative diseases such as Dementia (“Loved Ones”). ReminX is a subscription service with a recurring monthly fee of $40 or an annual fee the price of which will be determined during the anticipated launch window in the second quarter of 2018.

Management anticipates that those who wish to purchase the ReminX Product will pay either $40 per month or an annual fee (which will be optimized and finalized in the second quarter of 2018) through a subscription based model. The subscription includes unlimited access to the channels in which the families can engage and send content to the Platform and the Tablet/Dock System. The Company anticipates that the hardware will be leased to the subscribers until they have paid the minimum subscription fee.

The Company feels the mechanism by which it executes this specific sales channel is somewhat proprietary and appears very unique to the space Dthera operates in. The successful execution of this sales channel would give Dthera a competitive advantage over other potential competitive products.

Senior Living/Revenue Shares - Institutional Sales

The second channel the company intends to explore in the second and third quarters of 2018 is the marketing of a revenue-sharing offering directly to Senior Living/Long Term Care management firms such as Independent Living (IL), Assisted Living (AL), and Memory Care (MC) businesses. This sales channel will be pursued through our approximately 30 direct contract-sales representatives.

Skilled Nursing/Cost Savings – Institutional Sales

Skilled Nursing Facilities (SNFs) operate with a different business model from those of IL/AL/MC communities and, as such, cost-savings, specifically improving labor efficiency, is possibly the single highest priority for operators in the space. Dthera intends to explore over the course of 2018 whether it believes its product ReminX, with expanded use, can indeed reduce overtime costs, staff turnover, and improve quality survey scores within SNFs. If Management believes that the Company can demonstrate improvement, then the Company intends to directly market the product to Skilled Nursing Facilities as a cost saving service via the same contract sales force pursuing the IL/AL/MC channel.

FDA Approved and Reimbursed Medical Claims

Once Dthera has begun implementation of the Platform for Social Isolation and initial neurodegenerative indications, the Company intends, through robust clinical trials, to pursue FDA clearance or approval and medical reimbursement for specific medical claims most likely related to the symptoms of Dementia and Alzheimer’s disease.

Other Therapeutic Uses

The Company is already exploring other applications of the Platform targeting other indications with patients that could benefit from the core technology, some of which may be able to be pursued using the same sales channels listed above.

Employees -

As of the date of the Report, the Company had one full-time employee, our Chief Executive Officer, and no part-time employees. Other than the CEO, all others working with the Company are consultants, working with the Company under consulting agreements. A total of 11 consultants work in a full-time capacity and most of whom are expected to be transitioned to employment agreements, as well as, and an additional 6 full-time direct-response contract salespersons and approximately 30 in the field part-time IL/AL/MC contract salespeople.

Additionally, five consultants work in a part-time capacity with the company. Management believes that our relationship with these consultants is good.

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

Risks Related to Our Company and Its Business

Risks Related to Our Financial Position and Capital Needs

We are an early stage company with a history of net losses. We expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses. We have incurred losses of $2,558,547 and $1,194,804 for the fiscal years ended December 31, 2017, and 2016, respectively. From our inception through December 31, 2017, we had an accumulated deficit of $4,536,947. We expect our losses to continue as a result of ongoing research and development expenses and increased sales and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in Note 2 of our accompanying financial statements, our auditors have issued a going concern opinion on our 2017 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We currently have no source of revenue and may never become profitable.

We commenced operations in September 2016. Our limited operating history makes it difficult to evaluate our current business and makes prediction about our future results, prospects or viability subject to significant uncertainty. To date, we have not generated significant revenue. Our ability to generate revenue and ultimately become profitable depends primarily upon our ability, alone or with our partners, to attain a significant number of subscribers and generate revenues from other sources.. Our ability to generate future revenue from the ReminX Product and the Dthera Delivery Platform or any future products also depends on a number of additional factors, including our ability to:

•	Successfully launch the ReminX Product and the Dthera Delivery Platform;

•	Successfully market ReminX to the Direct-Response Consumer Health (DRCH) market;

•	Successfully market ReminX to the Senior Living/Long Term Care (LTC) management firms;

•	Establish and maintain sales relationships with the DRCH market and the LTC market;

•	Obtain coverage and adequate reimbursement from third-party payors, including the FDA and private payors;

•	Develop and grow a commercial organization capable of sales, marketing, and distribution of the ReminX Product and the Dthera Delivery Platform;

•	Achieve market acceptance for ReminX;

•	establish, maintain and protect our intellectual property rights; and

•	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with introduction of a new digital therapeutic technology into the Company’s targeted markets of Alzheimer’s disease, Dementia, and senior isolation, we are unable to predict the timing or amount of our expenses, or if or when we will achieve or maintain revenues or profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the United States Food and Drug Administration (the “FDA”) to perform studies or trials for ReminX in connection with our planned efforts to seek FDA approval and medical reimbursement for specific medical claims.

Even if we generate revenues from the sale of ReminX, we may not be profitable and may need to obtain additional funding to continue operations. If we fail to achieve profitability or do not sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We will require additional capital to finance our operations in the future, in particular, our initial launch of the ReminX Product and the Dthera Delivery Platform, and the exploration of other conditions for which ReminX potentially could be beneficial, and if we cannot raise additional capital when needed, we may have to curtail or cease operations.

As a development stage company solely engaged to date in research and development activities, our operations have consumed substantial amounts of cash since our inception. The proceeds of our private offerings of our securities to date will not be sufficient to fully fund our business and growth strategy. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we prepare for the initial launch of the ReminX Product and the Dthera Delivery Platform. We also anticipate that we will need additional capital following our initial launch to grow the business and to explore other health and emotional conditions for which ReminX potentially could be beneficial. Circumstances may cause us to consume capital more rapidly than we currently anticipate.

If we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may affect our ability to develop and commercialize the ReminX Product and the Dthera Delivery Platform. In addition, future financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or in sufficient amounts and on acceptable terms, we may need to:

•	significantly delay, scale back or discontinue the development or commercialization of the ReminX Product and the Dthera Delivery Platform or cease operations altogether;

•	seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to our technologies that we otherwise would seek to develop or commercialize ourselves.

Our future funding requirements, both short and long-term, depend on many factors, including:

•	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA, and/or any other regulatory authority, including the potential for such authorities to require that we perform more studies than those that we currently expect, or to make the ReminX Product and the Dthera Delivery Platform satisfy higher specification standards than we currently plan to achieve;

•	the cost and timing of establishing sales, marketing and distribution capabilities for the ReminX Product and the Dthera Delivery Platform, if we receive regulatory approvals;

•	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with licensing, preparing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the effect of competing technological and market developments;

•	market acceptance of the ReminX Product and the Dthera Delivery Platform and any future product enhancements;

•	ability to induce new users, their families, and their caregivers to use the ReminX Product and the Dthera Delivery Platform in lieu of or in addition to their current caregiving regime; and

•	the cost and timing of selecting, auditing and potentially validating manufacturing sites for commercial-scale manufacturing.

If the lack of available capital prevents us from expanding our operations or otherwise capitalizing on our business opportunities, our ability to become profitable will be compromised and our business will be harmed.

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and these stockholders may experience substantial dilution. If we raise additional funds by issuing debt securities, these debt securities could have rights senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. There can be no guarantee that we will be able to arrange future financing on terms that are favorable to the Company.

We do not expect to be profitable for the foreseeable future.

We will have losses and accumulated deficit as a result of the substantial investments we will make to acquire new subscribers and develop our services. We intend to continue scaling our business to increase our number of users and to meet the increasingly complex needs of our subscribers. We expect to invest and to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our subscribers’ evolving needs. We also expect to continue to make significant investments in our datacenter infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new subscribers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Under rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, which assessment was conducted during the fourth quarter of 2017 and the first quarter of 2018 in connection with the preparation of 2017 audited financial statements and our annual report on Form 10-K for 2017, we identified a material weakness in our internal control over financial reporting resulting from the lack of a formal audit committee and a lack of segregation of duties. This material weakness in our internal control over financial reporting, as described in this Report, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

We determined in the first quarter of 2018 that a material weakness in our internal control over financial reporting as of December 31, 2017, existed. As a part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, we had considered the lack of segregation of duties, the composition and the limited size of our accounting department and their effect on the design of the controls established over our financial reporting process. We determined that the combination of the lack of segregation of duties and a limited staff resulted in ineffective oversight and monitoring controls over our year-end financial reporting process. These weaknesses were detected during the performance and completion of the Section 404 testing during the fourth quarter 2017 and during the course of the annual audit (from January 2018 through early March 2018). We concluded that in light of these ineffective controls as of December 31, 2017, there was more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected, and that, therefore, there was a “material weakness” in our internal control over financial reporting as of December 31, 2017.

Although we plan to work to remediate these weaknesses, we cannot assure you that such remediation will be successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified. In addition, we cannot assure you that our independent registered public accounting firm will agree with our assessment that our material weakness has been remediated. Our control procedures have been designed with our relatively small staffing level in mind; however, they are highly dependent on each individual’s performance of controls in the required manner. The loss of accounting personnel would adversely impact the effectiveness of our control environment and our internal controls, including our internal controls over financial reporting.

Risks Relating to Our Business and Strategy

Our ReminX Product and the Dthera Delivery Platform are currently our sole product and we are completely dependent on the successful marketing and sale of this product. There is no assurance that we will be able to develop any additional products.

Our ReminX Product and the Dthera Delivery Platform are currently our sole product and we are completely dependent on the success of this product. We may fail to successfully commercialize ReminX. Successfully commercializing digital therapeutic technologies such as ours is a complex and uncertain process, dependent on the efforts of management, distributors, outside consultants, and general economic conditions, among other factors. Any factors that adversely impact the commercialization of ReminX, including, but not limited to, competition or acceptance in the marketplace, will have a negative impact on our business, results of operations and financial condition. We cannot assure you that we will be successful in developing or commercializing any potential enhancements to ReminX or the Dthera Delivery Platform or any other products. Our inability to successfully commercialize ReminX and/or successfully develop and commercialize additional products or any enhancements to our Pure-Vu system which we may develop would have a material adverse effect on our business, results of operations and financial condition.

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

We depend on key personnel, and the loss of any of our key personnel could have a material adverse impact on our operations and profitability.

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

We may experience a rapid growth in operations, which may place significant demands on our management team and our operational and financial infrastructure. As we continue to grow, we must effectively identify, integrate, develop and motivate new employees, and maintain the beneficial aspects of our corporate culture. To attract top talent, we believe we will have to offer attractive compensation packages. The risks of over-hiring or over-compensating and the challenges of integrating a rapidly growing employee base may impact profitability. Additionally, if we do not effectively manage our growth, the quality of our services could suffer, which could adversely affect our business, brand and reputation, results of operations and financial condition. If operational, technology and infrastructure improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues. To effectively manage our growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. This will require that we refine our information technology systems to maintain effective online services and enhance information and communication systems to ensure that our employees effectively communicate with each other and our growing base of subscribers. These system enhancements and improvements will require significant incremental and ongoing capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements and maintenance programs effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to publicly reporting companies will be impaired and we may incur additional expenses.

As we enter the digital health and therapy market, our business may be subject to government regulation, and will be impacted by economic and business conditions, which may have a negative impact on our ability to develop and implement our business strategy, and our ability to continue operations.

The digital healthcare business may be impacted by economic volatility, consumer spending patterns and market share gains of competitors’ branded products. Additionally, the digital healthcare market is largely new and untested; the uptake of products may not meet uptake projections as there is little to no prior data. Although digital healthcare products exist, they are mostly focused on helping or focusing on aspects such as diet, smoking cessation, and medication management. The categorization of our Platform as a participant in the digital healthcare space may require additional successful research studies. In addition, the US Health Industry is highly regulated and subject to frequent and substantial changes. The impacts of these regulations and the general market conditions could have a negative impact on our business and operations.

We currently have a limited sales and marketing organization. If we are unable to secure a sales and marketing partner and/or establish satisfactory sales and marketing capabilities, we may not successfully commercialize ReminX.

As of the date of this Report, we were working with limited sales and marketing personnel. In order to commercialize digital therapeutic devices that are approved for commercial sales, we must either collaborate with third parties that have such commercial infrastructure and/or continue to develop our own sales and marketing infrastructure. If we are not successful entering into appropriate collaboration arrangements, recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing ReminX, which would adversely affect our business, operating results and financial condition.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded medical device companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize ReminX without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of subscribers, family members, or caregivers to use ReminX; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If our efforts to sell to Direct-Response Consumer Health (DRCH) companies, Independent Living (IL), Assisted Living (AL), and Memory Care (MC) businesses, and Skilled Nursing Facilities (SNFs) are not successful, our revenues may be materially affected.

We intend to generate substantially all of our revenues initially through sales of the ReminX Product and the Dthera Delivery Platform to Direct-Response Consumer Health (DRCH) companies, Independent Living (IL), Assisted Living (AL), and Memory Care (MC) businesses, and Skilled Nursing Facilities (SNFs). We must develop these sales channels, which we seek to do in part by investing in our product platform and new services and technologies. If our efforts to grow these sales channels are not successful, our revenues would be adversely affected. We intend to rely on our marketing and advertising efforts to attract new clients and subscribers. If we are unable to effectively attract new clients and subscribers, our business, financial condition and results of operations would be materially adversely affected.

If we experience excessive rates of subscriber cancellation, our revenues and business may be harmed.

Following our initial launch, we will need to continually add new subscribers both to replace subscribers who choose to cancel their subscriptions and to grow our business beyond our then-current subscriber base. Subscribers may choose to cancel their subscriptions for many reasons, including a desire to reduce discretionary spending, a perception that they do not have sufficient time to use the service or otherwise do not use the service sufficiently, the service is a poor value, competitive services provide a better value or experience or subscriber service issues are not satisfactorily resolved. Subscribers may choose to cancel their subscriptions at any time prior to the renewal date. We may also experience fluctuations in cancellations as we pursue new subscribers through new marketing channels or if we have a large number of subscriptions come up for renewal in the same period.

If our subscriber cancellations increase, we will be required to increase the rate at which we add new subscribers in order to maintain and grow our revenues. If excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate to replace these subscribers with new subscribers. If we are unable to attract new subscribers in numbers greater than the impact of our cancellations, our subscriber base will decrease and our business, financial condition and results of operations may be materially adversely affected.

Our business will depend substantially on subscribers renewing their subscriptions with us and expanding their use of our services. Any decline in our customer renewals or failure to convince our subscribers to broaden their use of our services would harm our future operating results.

Following our initial launch, for us to maintain or improve our operating results, it will be important that our subscribers renew their subscriptions with us when the then-current subscription term expires. Our subscribers will have no obligation to renew their subscriptions upon expiration, and we cannot assure you that subscribers will renew subscriptions at the same or higher level of service, if at all.

Our subscriber retention rate may decline or fluctuate as a result of a number of factors, including our subscribers’ satisfaction or dissatisfaction with our services, the effectiveness of our customer support services, our pricing, the prices of competing products or services, the effects of global economic conditions or reductions in our subscribers’ spending levels. If our subscribers do not renew their subscriptions or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

A change in our mix of subscription durations could have a significant impact on our revenues, net subscribers and revenue visibility.

Following our initial launch, we intend periodically to evaluate and test the types of subscriptions that we offer. Based on the results of any product or price testing conducted, we may change the types of subscriptions we offer or we may price and market different types of subscriptions. If a higher percentage of our subscribers choose a shorter subscription duration, we would likely experience higher cancellation volumes, which may result in decreased immediate and long-term revenues. In the future, we may continue to perform product and price tests involving our prospective users, the results of which could affect our number or mix of subscribers and may have a material adverse impact on our results of operations, and key operating metrics.

We cannot accurately predict new subscription rates and the impact these rates may have on our future revenue and operating results.

Following our initial launch, for us to improve our operating results and continue to grow our business, it will be important that we continue to attract new subscribers. To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with new subscribers are generally incurred up front, while revenue is recognized ratably over the term of our subscription services. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new subscribers would not be offset by incremental revenue and cash flow. All of these factors can negatively impact our future revenue and operating results.

We are, and anticipate that we will be, completely dependent on third parties to manufacture our Tablets, and our commercialization of ReminX and the Dthera Delivery Platform could be halted, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of our Tablets in a timely manner, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the Tablets used in connection with the ReminX Product or the Dthera Delivery Platform, as well as the other related device components, for commercial distribution. As a result, in connection with the initial launch of the ReminX Product and the Dthera Delivery Platform, and as sales increase, we will be obligated to rely on contract manufacturers for the commercial supply of these Tablets. We currently rely on one manufacturer; however, we anticipate engaging additional manufacturers for the production of the Tablets as we expand our commercialization efforts.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or enter into favorable agreements with them, and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers, or any alternate manufacturers, experience any significant difficulties in their respective manufacturing processes for our product or should cease doing business with us, we could experience significant interruptions in supply or may not be able to create or maintain a commercial supply. Were we to encounter manufacturing issues, our ability to produce sufficient commercial supply of our Tablets might be negatively affected. Our inability to coordinate the efforts of our third party manufacturing partners or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply the Tablets and the ReminX Product at required levels. If we face these or other difficulties with our manufacturing partners we could experience significant interruptions in the supply of our products if we decided to transfer the manufacture to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical components and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of the Tablets, increase our cost of goods sold and result in lost sales.

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

Any significant disruption in service in our computer systems, which are currently hosted primarily by a single third-party, could damage our reputation and result in a loss of subscribers, which would harm our business and operating results.

Subscribers access our service through mobile device apps. Our brand, reputation and ability to attract, retain and serve our subscribers depend upon the reliable performance of our network infrastructure, content delivery processes, and payment systems. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of mobile apps and prevent our subscribers from accessing our data and using our products and services. Problems with the reliability or security of our systems may harm our reputation and require disclosure to our lenders, and the cost of remedying these problems could negatively affect our business, financial condition and results of operations.

Substantially all of our communications, network and computer hardware used to operate our Web site and our mobile apps are located in facilities owned and operated by a third party. We do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. Our systems are not completely redundant, so a failure of our system at our primary site could result in reduced functionality for our subscribers, and a total failure of our systems at both sites could cause our Web site and our mobile apps to be inaccessible by our subscribers. Problems faced by our third-party Web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its subscribers, including us, could adversely affect the experience of our subscribers. Our third-party Web hosting provider could decide to close its facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy reorganization, faced by our third-party Web hosting provider or any of the service providers with whom it contracts may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our third-party Web hosting provider is unable to keep up with our growing needs for capacity, this could have a material adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have an adverse effect on our business, financial condition and results of operations.

Our possession and use of personal information present risks and expenses that could harm our business. Unauthorized disclosure or use of such data, whether through breach of our network security or otherwise, could expose us to significant liability and damage our reputation.

Maintaining the security of our information technology and network systems infrastructure is of critical importance because we handle confidential subscriber, registered user, employee, and other sensitive data, such as names, and other personal information. In addition, our online systems include the content that our registered users upload onto our Web sites, such as photos. This content is often personally meaningful, and our registered users may rely on our online system to store digital copies of such content. If we were to lose such content, if our users’ private content were to become publicly available or if third parties were able to gain unauthorized access to such content, we may face liability and harm to our brand and reputation.

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

The ReminX Family Mobile/Web App must integrate with a variety of operating systems and software applications that are developed by others, and if we are unable to ensure that our solutions interoperate with such systems and applications, our service may become less functional, and our operating results may be harmed.

We intend to offer the ReminX Family Mobile/Web App (the “Family App”) across a variety of operating systems and through the internet. We are dependent on the interoperability of our platform with third-party mobile devices, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such systems, devices or web browsers that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services. In order to deliver high quality functionality through the Family App, it is important that it work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a substantial number of our users access our services through mobile devices, we are particularly dependent on the interoperability of our services with mobile devices and operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use the Family App, the functionality of the ReminX Product may be reduced, and our business and operating results could be adversely affected.

Our business depends on continued and unimpeded access to the Internet by us and our members on personal computers and mobile devices. If government regulations relating to the Internet or other areas of our business change, if Internet access providers are able to block, degrade, or charge for access to certain of our products and services, or if third parties disrupt access to the Internet, we could incur additional expenses and the loss of members and subscribers.

Our products and services depend on the ability of our members and subscribers to access the Internet through their personal computers and mobile devices. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers, any of whom could take actions that degrade, disrupt, or increase the cost of user access to our products or solutions, which would, in turn, negatively impact our business. In addition, Internet access could be disrupted by other third parties. Further, the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our subscription service or the usage of our services and increase our cost of doing business.

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

We plan to provide service level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face subscription terminations, which could adversely affect our revenue. Furthermore, any failure in our delivery of high-quality customer support services may adversely affect our relationships with our subscribers and our financial results.

We anticipate that our subscription agreements with subscribers will provide certain service level commitments. If we are unable to meet these stated service level commitments or suffer periods of downtime that exceed the periods allowed under our customer agreements, we may be obligated to provide these subscribers with service credits which could significantly impact our revenue in the period in which the downtime occurs and the credits could be due. We could also face subscription terminations, which could significantly impact both our current and future revenue. Any extended service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.

Our subscribers depend on our customer success organization to resolve technical issues relating to our services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the ease of use of our services, on our reputation and on positive recommendations from our existing subscribers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation and our ability to sell our services to existing and prospective subscribers.

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

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating the business to addressing acquisition integration challenges; coordination of research and development and sales and marketing functions;

•	retention of key employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	liabilities for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;

•	unanticipated write-offs or charges; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, subscribers, former stockholders or other third parties.

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

The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. If the mobile solutions we have developed do not meet the needs of prospective and current subscribers, they may not sign up or reduce their usage of our platform and our business could suffer. Additionally, we are dependent on the interoperability of our proprietary platform with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, or give preferential treatment to competitive products, could adversely affect traffic and monetization on mobile devices. We may not be successful in maintaining and developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices. As new devices and new platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices, and we are devoting significant resources to the support and maintenance of such devices.

Our solutions and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our solutions and internal systems rely on software that is highly technical and complex. In addition, our solutions and internal systems depend on the ability of our software to store, retrieve, process, and manage immense amounts of data. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software may only be discovered after the code has been released for external or internal use. Errors or other design defects within our software may result in a negative experience for members or subscribers, delay product introductions or enhancements, or result in measurement or other errors. Any errors, bugs, or defects discovered in our software could result in damage to our reputation, loss of members, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

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

Risks Relating to Our Intellectual Property Rights

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part on our intellectual property. As of March 2017, Dthera had one patent issued in the U.S,; one patent pending application in the U.S.; one international patent filed; and an unpublished patent application, all relating to the Company’s core technology of reminiscence therapy technologies. As Dthera continues to develop its intellectual property, it will file additional patent applications as appropriate. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, subscribers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. Our pending applications may not result in the issuance of patents. If we file patent applications outside the U.S., we may have to expend significant resources to obtain additional patents as we expand our international operations.

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

Our common stock trades in the over-the-counter market and is quoted on the OTCQB® Venture Market, with limited trading volume or activity. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations may adversely affect the market price of our common stock and result in substantial losses to our investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically, our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

We do not know whether a market for our common stock will be sustained or what the market price of our common stock will be and as a result it may be difficult for investors to sell their shares of our common stock.

Although our common stock is eligible for quotation on the OTCQB® Venture Market, an active trading market for our shares has not emerged and may not be sustainable. It may be difficult for investors to sell their shares without depressing the market price for the shares or at all. As a result of these and other factors, investors may not be able to sell their shares at or above the offering price or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. If an active market for our common stock does not develop or is not sustained, it may be difficult to sell your common stock.

Our Board can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders or which could be used to resist a potential take-over of the Company.

Under our Articles of Incorporation, our Board is authorized to issue up to 20,000,000 shares of preferred stock, none of which were issued and outstanding as of the date of this Report. (The Company had previously designated 150,000 shares of Series A Preferred Stock, but all had been converted into shares of the Company’s common stock as of the date of this Report.) Also, our Board, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the Board causes shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The Board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the Board could include voting rights, or even super voting rights, which could shift the ability to control the Company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at 7310 Miramar Rd., Suite 350, San Diego, CA 92126. The lease payments are approximately $2,500 per month, and are on a month-to-month basis, with no long-term lease in place. Management believes that the Company is on good terms with the landlord, and will continue to evaluate and balance the needs for office space and the costs and risk associated with additional space.

ITEM 3. LEGAL PROCEEDINGS.

Neither we nor our subsidiary, Dthera Sciences Operations Inc., is a party to, nor is any of their property subject to, any legal proceedings which require disclosure pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTCQB® Venture Market under the symbol “DTHR.” The Company’s common stock was approved for quotation on June 18, 2014. As of the date of this Report, an active trading in the Company’s common stock had not developed.

The following table shows the range of high and low sales price information for our common stock as quoted on the OTC Markets for the calendar years 2016 and 2017 and for the first quarter of 2018. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Calendar Year

	2018		2017		2016
	High	Low	High	Low	High	Low

First Quarter	$1.00	$0.52	$6.60	$5.52	$7.82	$7.82
Second Quarter			$30.00	$4.56	$7.82	$7.82
Third Quarter			$30.00	$1.00	$7.82	$4.60
Fourth Quarter			$2.00	$0.70	$6.75	$3.75

The high and low sales prices for our common stock on March 29, 2018, were $0.60 and $0.60, respectively.

PLEASE NOTE: As discussed in more detail in this Report, the current management and business of the Company dates to September 2016. The operations of the Company prior to that time were discontinued, and there likely is little, if any, correlation between historical stock prices prior to September 2016 and the Company’s operations since that time.

Additionally, trading in the Company’s stock is limited, and as such, relatively small sales may have a disproportionately large impact on the trading price. The prices shown in the table above reflect the price fluctuations resulting from relatively low volume of trades.

Holders

As of March 29, 2018, there were approximately 162 stockholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2017, the Company had no compensation plans (including individual compensation arrangements) under which our Common Stock was authorized for issuance.

The Company’s subsidiary, Dthera Sciences Operations (fka EveryStory), previously had an incentive stock and stock option plan, pursuant to which shares of that company’s common stock were or could be issued. However, pursuant to the EveryStory Transaction discussed herein, all shares of then outstanding EveryStory common stock were exchanged for shares of the Company’s common stock. Additionally, shares of Dthera common stock were reserved for exchange with all holders of EveryStory derivative securities. As of the date of this Report, there remained outstanding former EveryStory options that could be exercised into 1,382,351 shares of Dthera common stock, of which 98,955 options has been exercised for net proceeds of $10,602. There will be no new issuances of EveryStory or Dthera Sciences Operations options.

The Company’s management intends to review the adoption of an equity compensation plan in the future.

Recent sales of unregistered securities

Grant of Options

On March 21, 2018, the Company granted the following options to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock to 14 individuals. The number of options granted ranged from 25,000 shares to 150,000 shares. The terms of the options are as follows: the options vest one-third on the first anniversary of the date of grant; one-third on the second anniversary of the date of grant; and one-third on the third anniversary of the date of grant; the options have a term of eight years from the date of grant; and the exercise price is $0.65, which was the market price of the options on the date of the grant.

Additionally, the Company granted options to purchase up to 250,000 shares of the Company’s common stock to each of Edward Cox, the Company’s Chief Executive Officer, and David Keene, the Company’s Chief Technical Officer. The terms of the options are as follows: the options vest one-third on the first anniversary of the date of grant; one-third on the second anniversary of the date of grant; and one-third on the third anniversary of the date of grant; the options have a term of eight years from the date of grant; and the exercise price is $0.65, which was the market price of the options on the date of the grant.

Pre-launch Offering

The Company commenced a private placement offering of shares of its common stock (the “Pre-launch Offering”) in the fourth quarter of 2017. As of year-end the Company had sold a total of 1,195,385 shares of the Company's Common Stock for net proceeds of $777,000 in the Pre-launch Offering.

As of March 29, 2018, the Company had sold a total of 4,396,043 shares of the Company’s common stock in the Pre-launch Offering, and had raised an aggregate of $2,294,925, and had $500,000 in subscriptions receivable.

The Pre-launch Offering is being made to accredited investors only. No warrants or other securities are being offered in the Offering.

The above issuances were completed in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). This transaction qualified for exemption from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the Company and the issuance; (iii) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she is capable of evaluating the merits and risks of an investment in the Company; and (iv) the recipients received “restricted securities” that include a restrictive legend on the certificate, which restricts the shares from being transferred except pursuant to a registration statement that is effective with the SEC or pursuant to an exemption from registration.

Additionally, on July 12, 2017, the Company commenced two parallel private offerings of its securities. The aggregate amount sought to be raised in the two offerings was $975,000, and the Company raised $942,502. The offerings were closed on September 21, 2017.

Investor Offering

The first private offering was offered to investors (the “Investor Offering”), in which the Company sold units (the “Units”) which consisted of four (4) shares of the Company’s common stock and warrants to purchase one (1) additional share of common stock. The per Unit price was $0.12, and the exercise price for the warrants is $0.45. The warrants cannot be exercised until two years from the purchase date (subject to certain conditions), and expire four years after the purchase date.

As of the closing of the Investor Offering, the Company had sold an aggregate of 26,215,499 post-split shares of its common stock in the Investor Offering and issued warrants to purchase an additional 6,553,860 post-split shares of its common stock.

Employee/Consultant Offering

The second private offering was offered to employees and consultants of the Company (the “Employee Offering”), in which the Company sold shares of its common stock at a purchase price $0.03 per share, the same price as in the Investor Offering; however, there were no warrants in the Employee Offering. The shares sold in the Employee Offering include restrictions on their resale, and the Company reserved the right to repurchase the shares (the “Repurchase Right”) on terms as agreed between the Company and the employee or consultant. Per the Employee and Consultant Share Purchase Agreement, the Company’s Repurchase Rights will terminate (subject to certain conditions) following a term of not less than 5 months or more than 36 months from the purchase date.

As of the date of the closing of the Employee Offering, the Company had sold an aggregate of 5,201,333 shares of its common stock in the Employee Offering.

The aggregate amount raised by the Company in the Investor Offering and the Employee Offering as of the closing of the two offerings was $942,502.

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

Also, on April 10, 2017, the Company closed a private placement offering (the “Q1 Private Offering”) in which the Company raised gross proceeds of approximately $1,215,750. The Company sold an aggregate of 2,342,924 shares of its common stock in the Q1 Private Offering to approximately 27 investors. The Company’s officers and directors conducted the offering. For one investor, the Company also worked with a placement agent and paid a $5,000 cash fee and will be issuing 10,000 restricted shares in connection with the transaction. All of the investors signed agreements indicating that they were accredited investors, that they were purchasing the Company’s shares for investment purposes and not with a view to distribute them, that they were purchasing for their own accounts and not for the accounts of others, that they were experienced in investing in early stage companies, and that they had been afforded sufficient opportunities to obtain information about the Company.

The Q1 Private Offering was conducted in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as well as rules and regulations promulgated thereunder based on the following factors: (i) the number of purchasers; (ii) the absence of general solicitation; (iii) investment representations obtained from the investors in the transaction; (iv) the provision of appropriate disclosures; and (v) the placement of restrictive legends on the certificates reflecting the securities sold.

In February 2017, the Company issued a short-term note to an unrelated party individual for $50,000 due on demand. The note bore an interest rate of 10% per annum interest within the 90 day period and would have increased to 20% interest if not fully paid back within 90 days. On April 9, 2017, the Company paid the full balance of $50,000.

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

In March 2017, the Company repaid convertible notes in the original principal amount of $240,000 (the “Convertible Notes”). The Convertible Notes were issued by the Company shortly before the EveryStory Transaction. In connection with the repayment of the Convertible Notes, the Company repaid a total of $240,000 in principal and $18,000 in interest and agreed to issue 83,300 shares of the Company’s common stock to the holders of the Convertible Notes. The shares of stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 and regulations promulgated thereunder. Each of the holders of the Convertible Notes represented to the Company that it was an accredited investor, that it was acquiring the Convertible Notes and the shares for its own account and for investment purposes, and not with an intent to distribute.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars.

Forward-Looking Statement Notice

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly those under “Risk Factors.

Overview of the Company

Dthera Sciences, based in San Diego, CA, is a digital therapeutics company focused on developing innovative quality of life therapies for the elderly and those suffering from cognitive decline. The Company’s lead product, ReminX, is an artificial intelligence powered consumer health product designed to digitally deliver reminiscence therapy to seniors suffering from limited social interaction with others (“Social Isolation”) and/or neurodegenerative diseases such as Dementia, Alzheimer’s disease, and for which Company may seek FDA clearance/approval and/or reimbursement..

On September 21, 2017, the Company announced that its shares of common stock had been approved for trading on the OTCQB® Venture Market.

Our principal offices are located at 7310 Miramar Road, Suite 350, San Diego, CA, 92126.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”).

Dthera Business and Platform

Overview – The ReminX product and the Dthera Delivery Platform

The ReminX Product is comprised of two components and is built on the Dthera Delivery Platform.

The first component is the customized hardware tablet (the “Tablet”) that is specifically designed for use by individuals with neurodegenerative diseases or the elderly who are not able to operate standard consumer tablets. The Tablet does not display a user-interface for the elderly person. It presents itself more closely similar to a detachable photo frame that charges in a docking station without having to be plugged in. The absence of wires, buttons, or confusing interfaces is critical to making the product accessible to this patient or demographic group. Additionally, the Tablet is wrapped in a protective foam casing which increases durability of the Tablet if it is dropped or thrown. The speakers and sound system have been optimized to maximize volume and clarity in comparison to off the shelf tablets. The included dock allows for charging of the Tablet in a cordless manner and powerful magnets make sure the Tablet lands securely in the dock.

The ReminX Tablet Software (the “Software”), which drives the use of the Tablet, combines a simplified viewing experience for the end user while simultaneously incorporating monitoring and tracking functionality for caregivers and administrators. The user interface is designed so the end user does not need to press any buttons. The user simply lifts the Tablet (off of the docking station) and it automatically begins to play calming, positive, and personalized media. This software uses proprietary emotional recognition software that learns what content has the greatest positive effect on the end user and relays the information to the Software’s artificial intelligence system, which can focus its collection and organization of added media to the positive subject categories.

The second component of the ReminX Product is the Software stack which is comprised of proprietary software functionality that includes an easy-to-use interface, which allows families, friends, caregivers, and administrators to customize and organize the content displayed to the end user – the individual who is experiencing Social Isolation or certain neurodegenerative diseases.

Primary interaction with the ReminX Product by content observers and contributors such as family members is primarily driven through text message communication. Each paying customer is given a private concierge phone number and any photos or videos that are sent to that number will appear on the end users tablet. In addition, the concierge phone number can be given to the paying customers’ family and friends so they can also contribute content to the end user. The concierge phone number can also be added to a group text between loved ones who typically share photos and videos with each other and in this use case, through no additional effort, the content will also be shared with the end user.

In addition to text messaging, the ReminX product has several additional channels of content collection. These include The ReminX Family Mobile App (iOS/Android), The ReminX Family Web App and email. The Company will continue to develop innovative content collection methods to ensure that the end user is given the highest quantity and quality of content possible.

The ReminX Family App is guided by an artificial intelligence system known as Rachel. Rachel asks group members (family, friends, caregivers, and others) to add photos, videos and audio with the long-term goal of learning about what types of content is most helpful to the end user.

Rachel maximizes the amount of content that is added by working with individual contributors, asking questions, leading the contributor through a process to develop additional media content to be presented to the Tablet user. Contributors can work with Rachel through the Family App on their own schedule, taking time when available to create new content, which generally takes 5-10 minutes per “story” added. Rachel also allows users to contribute content via text message, email, or the ReminX website as adjuncts to the Family App.

In addition, the underlying Dthera Delivery Platform upon which ReminX is built can be modified and adapted to support people with additional clinical indications. The Company is presently researching additional vertical markets to determine different clinical development timelines.

The Company conducts its operations from its facilities located in San Diego, California.

Plan of Operations

Revenue Model

The Company expects to market and sell its initial product ReminX through four possible sales channels.

Direct-Response Consumer Health (DRCH)

The primary near-term sales channel the Company is pursuing is the Direct-Response Consumer Health (DRCH) starting with its initial launch, anticipated in the second quarter of 2018. In the fourth quarter of 2017, the Company completed a beta sales test to show both viability and scalability of the DRCH sales channel. Based on the success of that test, the Company plans to market the ReminX Product directly to the family members and caregivers of individuals who maybe suffering from Social Isolation or several neurodegenerative diseases such as Dementia (“Loved Ones”). ReminX is a subscription service with a recurring monthly fee of $40 or an annual fee the price of which will be determined during the anticipated launch window in the second quarter of 2018.

Management anticipates that those who wish to purchase the ReminX Product will pay either $40 per month or an annual fee (which will be optimized and finalized in the second quarter of 2018) through a subscription based model. The subscription includes unlimited access to the ReminX Family App (no limit to users) and the Tablet/Dock System. The Company anticipates that the hardware will be leased to the subscribers until they have paid the minimum subscription fee.

The Company feels the mechanism by which it executes this specific sales channel is somewhat proprietary and appears very unique to the space Dthera operates in. The successful execution of this sales channel would give Dthera a competitive advantage over other potential competitive products.

Senior Living/Revenue Shares - Institutional Sales

The second channel the company intends to explore in the second and third quarters of 2018 is the marketing of a revenue-sharing offering directly to Senior Living/Long Term Care management firms such as Independent Living (IL), Assisted Living (AL), and Memory Care (MC) businesses. This sales channel will be pursued through our approximately 30 direct contract-sales representatives.

Skilled Nursing/Cost Savings – Institutional Sales

Skilled Nursing Facilities (SNFs) operate with a different business model from those of IL/AL/MC communities and, as such, cost-savings, specifically improving labor efficiency, is possibly the single highest priority for operators in the space. Dthera intends to explore over the course of 2018 whether it believes its product ReminX, with expanded use, can indeed reduce overtime costs, staff turnover, and improve quality survey scores within SNFs. If Management believes that the Company can demonstrate improvement, then the Company intends to directly market the product to Skilled Nursing Facilities as a cost saving service via the same contract sales force pursuing the IL/AL/MC channel.

FDA Approved and Reimbursed Medical Claims

Once Dthera has begun implementation of the Platform for Social Isolation and initial neurodegenerative indications, the Company intends, through robust clinical trials, to pursue FDA clearance or approval and medical reimbursement for specific medical claims most likely related to the symptoms of Dementia and Alzheimer’s disease.

Other therapeutic uses

The Company is already exploring other applications of the Platform targeting other indications with patients that could benefit from the core technology, some of which may be able to be pursued using the same sales channels listed above.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

As noted above, the information below relating to historical data for the periods ended December 31, 2017 and 2016, relate to the operations of the Company’s subsidiary, EveryStory, and not to the prior business and operations of Knowledge Machine International, Inc., which were terminated following the closing of the EveryStory Transaction on September 21, 2016.

Gross Revenue. Gross revenue for the years ended December 31, 2017 and 2016, was $0. Accordingly, there were no costs of goods sold. The Company was previously operating in the cutlery sales market but that business was sold and a new operating subsidiary was acquired which is operating in the technology market. This new line of business is in the development stage and has not yet recognized any revenue.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017, totaled $1,809,076, a 162% increase compared to general and administrative expenses of $690,248 for the year ended December 31, 2016. The increase is due to the Company’s amortizing stock options as compensation and increases in consulting fees in the current year.

Professional Fees

Professional fees for the year ended December 31, 2017, totaled $613,705, a 79% increase compared to professional fees of $343,694 for the year ended December 31, 2016. The increase is due to the Company’s incurring more audit and review fees, of the first and second quarters in 2017, an increase in accounting services, legal fees, and an increase in compensation to consultants.

Other Expenses

Interest Expense

Interest expense for the year ended December 31, 2017, totaled $185,843, a 47% increase compared to interest expenses of $126,115 for the year ended December 31, 2016. The increase is due to notes accruing interest and the full amortization of debt discounts due to payment of all convertible notes in the current year.

Derivative Expense

Derivative expense for the year ended December 31, 2017, totaled $0, a 100% decrease compared to derivative expense of $37,616 for the year ended December 31, 2016. The decrease is due to the Company not issuing any derivative instruments in the current year.

Gain on Derivative Liability

Gain on derivative liability for the year ended December 31, 2017, totaled $142,835, a 331% increase compared to gain on derivative liability of $33,114 for the year ended December 31, 2016. The increase is from revaluing the derivative instruments before the instruments settled during the year.

Gain (Loss) on Settlement of Debt

Loss on settlement of debt for the year ended December 31, 2017, totaled $91,593, a 363% decrease compared to gain on settlement of debt of $34,874 for the year ended December 31, 2016. The decrease is from settling convertible notes and accrued interest for stock and cash during the year.

Impairment of Intangible Assets

Impairment of intangible assets for the year ended December 31, 2017, totaled $0, a 100% decrease compared to impairment of intangible assets of $58,960 for the year ended December 31, 2016. The decrease is due to the Company’s impairing the intangible asset purchased with stock in the prior year.

Net Loss

For the reasons stated above, the Company’s net loss for the year ended December 31, 2017, was $2,558,547, compared to net loss of $1,194,804 during the year ended December 31, 2016.

Liquidity and Capital Resources

As of the year ended December 31, 2017, the Company had cash of $323,483, prepaid expenses of $95,176, and deposits of $2,500, compared to cash of $12,191 and deposits of $1,000 for the year ended December 31, 2016. The increase in cash is due to the Company conducting private placements of its securities in the current year. Increases in prepaid expenses are related to prepayments for marketing services of $85,000 in the fourth quarter of 2017. Deposits increased by $1,500 in 2017 due to the Company leasing additional space during the fourth quarter. The Company had current liabilities of $438,272 consisting of accounts payable, accrued expenses, deferred revenue, and notes payable, related party as compared to current liabilities totaling $593,926 for the year ended December 31, 2016. The decrease in current liabilities is directly related to the Company settling convertible notes related to derivative instruments in the year ended December 31, 2017. As of the year ended December 31, 2017, the Company had a working deficit of $17,113 which increased when compared to a working deficit of $580,735 for the year ended December 31, 2016.

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for the future. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern as the report of our independent registered public accounting firm with respect to our financial statements for the years ended December 31, 2017 and 2016, indicates that our recurring losses and negative cash flows from operations and the need for additional capital raise substantial doubt about our ability to continue as a going concern. During the years ended December 31, 2017 and 2016, we had a net loss of $2,558,547 and $1,194,804, respectively and net cash used in operations of $2,134,493 and $441,847, respectively, and working deficit amounted to $17,113 and $580,735 as of December 31, 2017 and December 31, 2016, respectively. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management’s plans include the fourth quarter offering of up to $3,000,000 worth of our common stock. There can be no assurance that we will be successful to raise additional capital under this offering. As of December 31, 2017, the Company had current liabilities of approximately $438,272. If we are not able to raise additional capital that may be needed, it is probable that the Company will be unable to meet its obligations as they become due within one year from the issuance date of this filing and could have a material adverse effect on our future business plans. Management believes that if we are not able to consummate this offering, we would have to find other sources of financing to complete our business plans for the future. There can be no guarantee that we would obtain financing with terms that are acceptable to us, in which case, we may have to limit our expansion of new products or limit our working capital.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our significant contractual obligations as of December 31, 2017, were as follows:

Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$–	$–	$–	$–	$–
Capital Lease Obligations	$–	$–	$–	$–	$–
Operating Lease Obligations	$–	$–	$–	$–	$–
Purchase Obligations	$–	$–	$–	$–	$–
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$–	$–	$–	$–	$–
Total	$–	$–	$–	$–	$–

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

None.

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

Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) that occurred during the fourth quarter ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our executive officers and directors, each of whom was appointed effective September 21, 2016:

Name	Age	Title
Edward Cox	37	Director, Chairman, President, and CEO
David Keene	41	Director, Chief Technical Officer
Larry Morgan	67	Director

The Board believes that each director named below is highly qualified and has the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to appoint them.

Edward Cox was appointed as the new Chairman of the Board and the Chief Executive Officer of Dthera in connection with the closing of the EveryStory Transaction in September 2016. Mr. Cox also continues to serve as President and Chief Executive Officer, Chairman and a member of the Board of Directors of Dthera Sciences Operations Inc., positions he has held since February 6, 2015. Prior to that, he served as a Vice President and Executive Officer of Apricus Biosciences, Inc., a publicly traded company, from December 2009 through December 2014, in roles leading Commercial Development, Business Development, Investor Relations, and Corporate Development. Mr. Cox served as the President, Director and Secretary of Bio-Quant, Inc. from January 2007 until BioQuant’s merger with NexMed, Inc., which was renamed Apricus Biosciences. Prior to 2007, Mr. Cox served as an executive or board member of both public and private companies in the areas of Healthcare, Life Science, Technology and Resources. Mr. Cox holds a Master of Science in Management degree from the Warrington College of Business Administration at the University of Florida.

We selected Mr. Cox to serve on our board of directors and as our chairman due to the perspective and extensive experience he brings as one of the founders of EveryStory, and his years of experience in working with and growing public companies in the healthcare and life sciences fields.

David Keene was appointed as Dthera’s Chief Technology Officer and a member of Dthera’s Board of Directors in connection with the EveryStory Transaction. Mr. Keane, the founder of EveryStory and a member of EveryStory’s Board of Directors, is a veteran of the video game industry who has specialized in commerce and content delivery. Prior to founding EveryStory, from 2010 to 2013, Mr. Keene served as Chief Architect – Commerce Platform for Trion Worlds, Inc. (fka Trion World Networks, Inc.). At Trion, Mr. Keene led a group of senior engineers through the design and architecture process to create an innovative, world class commerce platform. Mr. Keene also created a high capability MTX platform that supported complex promotions, asymmetrical subscriptions, multiple game-specific currencies and robust reporting. While at Trion Mr. Keene also had direct management responsibility over the quality assurance engineering team that created a third party order testing platform (custom DSL) for fully automated testing on all development. Prior to Trion, from 2006 to 2010, Mr. Keene served as Senior Architect – PlayStation Network for Sony Network Entertainment (“SNE”). While at SNE, Mr. Keene managed integrations with multiple SNE global partner groups, added search to the PlayStation Network (“PSN”) through soir/lucene, implemented an innovative recommendation system that avoided IP risk exposure. Mr. Keene also defined and led development guidance for the VERSA API, a RESTful api for next-gen PSN products and the Sony Qriosity video service. Prior to SNE, from 2004 to 2006, Mr. Keene served as a Senior Engineer at Sony Online Entertainment, where he worked supported the launch of several massively multiplayer online games (“MMOs”) including EverQuest II. Prior to that, from 2001 to 2004, Mr. Keene served as an independent software consultant and as a Senior Database Engineer for Shea Homes, a California-based home builder.

We selected Mr. Keene to serve on our board of directors due to the perspective and extensive experience he brings as one of the founders of EveryStory, his technical background in software engineering and creation of software platforms, and his years of experience in working to create functionality by merging software with customized hardware.

Larry Morgan was appointed to Dthera’s Board of Directors in connection with the closing of the EveryStory Transaction in September 2016. Mr. Morgan is an executive with over 25 years of global experience in the telecom, IT services, enterprise restructuring, and consulting industries. Mr. Morgan is President and CEO of The Noble Group, a consulting firm that advises early stage companies on growth strategies and advises the managements of seasoned companies regarding exit strategies. Mr. Morgan is also an active investor with Vertical Venture Partners, Tech Coast Angels and OurCrowd. Mr. Morgan recently became the CEO of TotalABA, a company that provides software to therapists, clinics and schools to enable them to be more productive and improve the quality of the lives of people with Autism Spectrum Disorders. From 2010 to 2013, Mr. Morgan served as Executive Director of San Diego Data Processing Corporation and led a restructuring that resulted in annual savings in excess of $11 million to the City of San Diego. Prior to that, from 2007 to 2009, Mr. Morgan served as a Managing Director of Macquarie Telecom, where he led the turnaround of the international hosting, voice and data outsourcing division and led the sale of the resulting profitable business. In addition to domestic postings, during his tenure with Macquarie, Mr. Morgan had postings in Australia and Singapore, Prior to Macquarie, from 2005 to 2006, Mr. Morgan served as President and CEO of Virtela Communications, spearheading the turnaround that resulted in the foundation for Virtela’s eventual sale for over $500 million. Prior to Virtela, from 1991 to 2005, Mr. Morgan had several executive positions of increasing responsibility with Infonet Services Corporation, and last served as Corporate Vice President and General Manager. During his tenure with Infonet, Mr. Morgan led Infonet’s business in Europe, the Middle East and Africa, was responsible for all IP, outsourcing and cloud computing products, expansion into India, network coverage in 61 countries, and was a member of the executive due diligence and transition team in connection with the company’s sale to British Telecom for $965 million. Also during his tenure with Infonet, Mr. Morgan had international postings in The Netherlands and Singapore. Mr. Morgan holds both a B.S. degree (Mathematics and Education) and an M.A. degree (Administration) from Villanova University.

We selected Mr. Morgan to serve on our board of directors due to the perspective and extensive experience he brings from his years of experience in the telecom and IT service industries, his work with growing early stage companies, including digital health companies working in the Autism Spectrum Disorder space.

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

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our Company and its subsidiaries for the years ended December 31, 2017 and 2016:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Salary ($)		Stock Awards ($)	All Other Compensation	Total ($)
Edward Cox,	2017	116,395	(2)	$–	–	116,395
Chief Executive Officer	2016	–		$–	–	–

David Keene,	2017	121,542		$–	–	121,542
Chief Technical Officer	2016	8,200	(1)	$–	–	8,200

(1)	Mr. Keene was paid a total of $8,200 in Q4 2016 as consulting fees, rather than salary, for software development. Additionally, Mr. Keene was paid $121,542 in the year ended December 31, 2017 for software development work.

(2)	Mr. Cox earned $116,395 and was paid a total of $47,000 in 2017.

Outstanding Equity Awards at Fiscal Year End (December 31, 2017)

As of December 31, 2017, Mr. Morgan held EveryStory options that would exercise into 56,013 shares of the Company’s common stock, with an exercise price of $0.43 per share that are vested or exercisable as of year end. The options expire as of June 1, 2025. As of December 31, 2017, he held warrants to purchase up to 216,776 shares, with an exercise price of $0.45 per share. The Warrants are exercisable beginning in August 28, 2019 and expire on August 28, 2021.

As of December 31, 2017, Mr. Cox held warrants to purchase up to 1,393,242 shares, with an exercise price of $0.45 per share. The Warrants are exercisable beginning in August 28, 2019 and expire on August 28, 2021.

As of December 31, 2017, Mr. Keene held warrants to purchase up to 1,108,196 shares, with an exercise price of $0.45 per share. The Warrants are exercisable beginning in August 28, 2019 and expire on August 28, 2021.

Director Compensation

Neither Mr. Cox, Mr. Keene, nor Mr. Morgan received any compensation for their services as directors of the Company. All compensation paid to Mr. Cox and Mr. Keene was in connection with their services as officers of the Company, outlined above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Officers, Directors, and 5% or more Shareholders

The following table sets forth certain information furnished by current management and others, concerning the beneficial ownership of our common stock as of March 29, 2018, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group. The percentages below are based on a total of 50,343,367 shares outstanding as of March 29, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)

Edward Cox, CEO, Director 9921 Carmel Mountain Road, Suite 118 San Diego, CA 92129	7,000,001(2)	13.90%

David Keene, Director 9921 Carmel Mountain Road, Suite 118 San Diego, CA 92129	7,000,001(3)	13.90%

Larry Morgan, Director 9921 Carmel Mountain Road, Suite 118 San Diego, CA 92129	1,000,001	1.99%

RSJ Investments SICAV a.s. Na Florenci 2116/15 Nové Město, 110 00 Praha 1, Czech Republic	3,134,616	6.23%

Named Executive Officers, Executive Officers, and Directors as a Group (3 Persons)	15,000,003	29.80%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.
(2)	Does not include (i) warrants to purchase 1,393,242 shares of the Company’s common stock or (ii) options to purchase 250,000 shares of the Company’s common stock, held by Mr. Cox which were not exercisable as of or within 60 days of the date of this Annual Report.
(3)	Does not include (i) warrants to purchase 1,108,196 shares of the Company’s common stock or (ii) options to purchase 250,000 shares of the Company’s common stock, held by Mr. Keene which were not exercisable as of or within 60 days of the date of this Annual Report.

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

The Company paid an aggregate of $361,000 to acquire the Intellectual Property from five individuals, of which $130,000 was paid to Edward Cox, the Company’s Chief Executive Officer, and $130,000 was paid to David Keene, the Company’s Chief Technical Officer.

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

Redemption of EveryStory Series A Preferred Stock

From August 7, 2017 to November 16, 2017, the Company redeemed 112,690 shares of EveryStory Series A Preferred Stock, with a stated value of $1.00 per share, for $112,690 from the Company’s officers. Specifically, the Company redeemed 100,378 shares of EveryStory Series A Preferred Stock from Mr. Cox, and paid $100,378 to Mr. Cox for his shares, and redeemed 12,312 shares of EveryStory Series A Preferred Stock from Mr. Keene, and paid $12,312 to Mr. Keene for his shares.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE American LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that Mr. Morgan meets this standard, and therefore, would be considered to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $33,700 for fiscal year ended December 31, 2017, and $36,000 for fiscal year ended December 31, 2016.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $49,754 for fiscal year ended December 31, 2017, and $28,412 for fiscal year ended December 31, 2016.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended December 31, 2017, and $0 for fiscal year ended December 31, 2016.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended December 31, 2017, and $0 for fiscal year ended December 31, 2016.

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

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, and December 31, 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017, and December 31, 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, and December 31, 2016

Notes to Consolidated Financial Statements

(b)       Exhibits

Exhibit Number	Exhibit Description
2.1	Amended and Restated Acquisition and Share Exchange Agreement between Knowledge Machine International, Inc., and EveryStory, Inc., and the Shareholders of EveryStory, Inc., dated as of September 21, 2016 (1)
3.1	Articles of Incorporation (2)
3.1.1	Certificate of Amendment (3)
3.1.2	Certificate of Change (4)
3.2	Bylaws (5)
3.3	Certificate of Designation Establishing the Designation, Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Preferred Stock, as filed with the Nevada Secretary of State on June 30, 2016 (6)
3.4	Certificate of Amendment to Articles of Incorporation (7)
10.1	Amended and Restated Acquisition and Share Exchange Agreement (1)
10.2	Form of Convertible Promissory Note (1)
10.3	Form of Securities Purchase Agreement (1)
10.4	Form of Investment Unit Purchase Agreement (8)
10.5	Form of Warrant for Investor Offering (8)
10.6	Form of Employee and Consultant Share Purchase Agreement (8)
10.7	Form of Intellectual Property Purchase and Assignment Agreement (9)
10.8	Standard Servicer Agreement with Hatch International Limited (portion redacted pursuant to request for confidential treatment and filed separately with SEC)
21.1	Subsidiaries (filed herewith)
31.1	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 27, 2016.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on October 28, 2014.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 23, 2017.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 25, 2017.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on September 16, 2013.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 24, 2016.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 6, 2016.
(8)	Filed as an exhibit to the Company’s Quarterly Report for the Quarter Ended June 30, 2017, filed on August 14, 2017.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTHERA SCIENCES

Date: April 2, 2018	By:	/s/ Edward Cox
Edward Cox, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Edward Cox	Chairman, Chief Executive Officer and President	April 2, 2018
Edward Cox	(Principal executive, financial, and accounting officer)

/s/ David Keene	Director, Chief Technical Officer	April 2, 2018
David Keene

/s/ Larry Morgan	Director	April 2, 2018
Larry Morgan

DTHERA SCIENCES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dthera Sciences:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dthera Sciences (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Salt Lake City, UT

April 2, 2018

DTHERA SCIENCES

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2017	2016

ASSETS
CURRENT ASSETS
Cash	$323,483	$12,191
Prepaid expenses	95,176	–
Deposits	2,500	1,000
TOTAL CURRENT ASSETS	421,159	13,191

LONG TERM ASSETS
Property and equipment, net	77,365	914
TOTAL LONG-TERM ASSETS	77,365	914

TOTAL ASSETS	$498,523	$14,105

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$429,015	$272,079
Deferred revenues	1,800	–
Derivative liabilities	–	234,502
Notes payable	–	20,000
Related party advances	7,457	–
Convertible notes payable, net	–	67,345
TOTAL CURRENT LIABILITIES	438,272	593,926

TOTAL LIABILITIES	438,272	593,926

Preferred stock, 20,000,000 shares authorized. $0.001 par value; redeemable preferred stock series A, 150,000 designated; $0.0001 par value; 0 and 112,690 shares issued and outstanding as at December 31, 2017 and 2016, respectively	–	11

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock 600,000,000 shares authorized; $0.001 par value; 47,043,304 and 12,060,395 shares issued and outstanding as of December 31, 2017 and 2016, respectively	47,043	12,060
Additional paid-in capital	4,550,156	1,386,508
Accumulated deficit	(4,536,947)	(1,978,400)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	60,252	(579,832)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$498,524	$14,105

The accompanying notes are an integral part of these audited consolidated financial statements.

DTHERA SCIENCES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2017	2016

Sales	–	–
Cost of services	–	–
GROSS PROFIT	–	–

OPERATING EXPENSES
Depreciation	1,165	6,159
General and administrative	1,809,076	690,248
Professional fees	613,705	343,694
TOTAL OPERATING EXPENSES	2,423,946	1,040,101

OPERATING LOSS	(2,423,946)	(1,040,101)

OTHER INCOME (EXPENSES)
Interest expense	(185,843)	(126,115)
Derivative expense	–	(37,616)
Gain on derivative liability	142,835	33,114
Gain (loss) on extinguishment of debt	(91,593)	34,874
Impairment of intangible assets	–	(58,960)
TOTAL OTHER EXPENSES	(134,601)	(154,703)

NET LOSS	$(2,558,547)	$(1,194,804)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	25,849,547	7,922,544

Loss per common share
Basic and diluted	$(0.10)	$(0.14)

The accompanying notes are an integral part of these audited consolidated financial statements.

DTHERA SCIENCES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2015	–	$–	4,784,392	$4,784	$82,709	$(783,596)	(696,103)

Common stock issued for cash	–	–	104,833	105	62,795	–	62,900
Common stock issued for services	–	–	146,121	146	41,729	–	41,875
Common stock issued for patent	–	–	205,378	205	58,755	–	58,960
Common stock issued for conversion of debt	–	–	1,462,999	1,463	728,711	–	730,174
Common stock issued in lieu of interest	–	–	23,338	23	6,677	–	6,700
Preferred stock issued for conversion of debt	112,690	11	–	–	112,679	–	112,690
Fair value of options vested	–	–	–	–	241,433	–	241,433
Common stock issued for merger agreement	–	–	5,333,334	5,334	51,020	–	56,354
Net loss for the year ended December 31, 2016	–	–	–	–	–	(1,194,804)	(1,194,804)

Balance December 31, 2016	112,690	11	12,060,395	12,060	1,386,508	(1,978,400)	(579,821)

Redemption of preferred stock for cash	(112,690)	(11)	–	–	(112,679)	–	(112,690)
Common stock issued for cash	–	–	34,955,141	34,955	2,900,297	–	2,935,252
Common stock issued in extinguishment of debt	–	–	27,768	28	183,241	–	183,269
Fair value of options vested	–	–	–	–	192,789	–	192,789
Net loss for the year ended December 31, 2017	–	–	–	–	–	(2,558,547)	(2,558,547)

Balance December 31, 2017	–	$–	47,043,304	$47,043	$4,550,156	$(4,536,947)	$60,252

The accompanying notes are an integral part of these audited consolidated financial statements.

DTHERA SCIENCES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,558,547)	$(1,194,804)
Adjustments for non-cash items:
Depreciation	1,165	734
Amortization of debt discount	172,655	72,771
Impairment of intangible assets	–	58,960
Stock issued for services	–	16,750
(Gain)/Loss on extinguishment of debt	91,593	(34,874)
Gain on derivative liability	(142,835)	(33,114)
Initial derivative expense	–	37,616
Fair value of options vested	192,789	241,433
Operating expense paid in behalf of the company	46,618	20,627
Changes in operating assets and liabilities:
Prepaid expenses	(95,176)	21,390
Deposits	(1,500)	–
Accounts payable and accrued liabilities	156,945	291,891
Deferred revenue	1,800	58,773
NET CASH USED IN OPERATING ACTIVITIES	(2,134,493)	(441,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(77,616)	–
NET CASH USED IN INVESTING ACTIVITIES	(77,616)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,935,252	62,900
Proceeds from issuance of notes payable, related parties	–	94,000
Proceeds from issuance of notes payable	50,000	20,000
Payments on notes payable	(70,000)	–
Proceeds from issuance of convertible notes payable	–	330,000
Payments of notes payable - related party	–	(80,100)
Payments on related party advances	(39,161)	–
Payments on convertible notes payable	(240,000)	–
Redemption of series A preferred stock	(112,690)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,523,401	426,800

NET CHANGE IN CASH AND CASH EQUIVALENTS	311,292	(15,047)

CASH AND CASH EQUIVALENTS
Beginning of period	12,191	27,238

End of period	$323,483	$12,191

Cash paid for interest	$19,890	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for assets	$–	$58,960
Common stock issued for interest	$–	$6,700
Preferred shares issued for debt	$–	$112,690
Shares issued in settlement of debt	$–	$731,391
Assets and liabilities settled in share exchange	$–	$56,355
Debt discount on convertible debt	$–	$240,000
Common stock issued in extinguishment of debt	$183,260	$–

The accompanying notes are an integral part of these audited consolidated financial statements.

DTHERA SCIENCES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Dthera Sciences (formerly Knowledge Machine International, Inc.) is a Nevada corporation.

The Company, based in San Diego, CA, is a digital therapeutics company focused on developing innovative quality of life therapies for the elderly and those suffering from cognitive decline. The Company’s lead product, ReminX, is an artificial-intelligence-powered consumer health product designed to digitally deliver reminiscence therapy to individuals suffering from neurodegenerative diseases such as Dementia and Alzheimer’s disease, as well as seniors experiencing limited social interaction with others (“Social Isolation”). Additional products are under development that are expected to directly target the symptoms of Alzheimer’s disease and other dementias, such as anxiety, depression, and cognitive decline, and for which Company may seek FDA clearance or approval as well as reimbursement.

The Company was incorporated in the State of Nevada on December 27, 2012, to engage in the distribution of high end edged tools produced outside the United States.  On October 22, 2014, we acquired an operating subsidiary, Knowledge Machine, Inc., a Nevada corporation, (“Knowledge Machine”), which focused on new technologies, acquiring licensing rights to those technologies, and marketing the licensed technologies, and the Company sold off its edged tools business. Subsequently, on September 21, 2016, the Company acquired a new operating subsidiary, EveryStory, Inc., a Delaware corporation (“EveryStory”).  In connection with the EveryStory transaction, the Company dissolved the Knowledge Machine subsidiary, terminated the technology licensing and marketing operations, and changed the Company’s name to Dthera Sciences.

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

Accounting Basis

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The Company has a December 31 fiscal year end.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. As of December 31, 2017 and 2016, the Company’s cash balances were within the FDIC insurance coverage limits.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under Accounting Standards Codification 815, Derivatives and Hedging (ASC 815) to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion feature.

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

Debt Issuance Costs and Debt Discount

The Company may record debt issuance costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

For the year ended December 31, 2017 and 2016, there were no customers that accounted for a material portion of total revenues.

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

Research and Development

The Company engages in new software development efforts. Research and development expenses relating to possible future software are expensed as incurred. Research and development expenses were approximately $0 for the years ended December 31, 2017 and 2016.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising may consist of media or online advertising and marketing. As such, advertising expenses were approximately $395,446 and $86,037 for the years ended December 31, 2017 and 2016, respectively.

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

Compensation cost is recognized over the requisite service period, which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

ASC 505, Compensation-Stock Compensation (“ASC 505”), establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Loss Per Common Share

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

For the years ended December 31, 2017 and 2016, all of the Company’s potentially dilutive securities (options and convertible debt) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total number of potentially dilutive Common Shares that were excluded were 883,388 and 1,198,733 at the years ended December 31, 2017 and 2016, respectively.

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

The Company follows ASC 740 Income Taxes (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2013 to 2017 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are presented on the accrual basis of accounting and accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since commencement of operations and at December 31, 2017, the Company had an accumulated deficit of $4,536,947 and a working capital deficit of $17,113, and no revenues to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of the date of this Report, the Company had not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

There is a risk that the Company will be unable to achieve the above results or obtain adequate financing on terms considered satisfactory to the Company, or at all.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s property and equipment were comprised of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Computer and Equipment	10,237	2,816
Assets Used to Fulfill Contract Obligations	70,195	–
Less: Accumulated Depreciation	(3,067)	(1,902)
Net Property and Equipment	$77,365	$914

NOTE 4 – LOANS PAYABLE

Related Party Advances

Notes payable due to related parties consisted of the following as of December 31, 2017 and 2016:

Balance December 31, 2016	$–
Cash additions	–
Expense additions	46,618
Cash payments	(39,161)
Balance December 31, 2017	$7,457

In 2017, the Company’s CEO had expense additions of $46,618, and was repaid $39,161.

Notes Payable

Notes payable consisted of the following as of December 31, 2017 and 2016:

Balance December 31, 2016	$20,000
Cash additions	50,000
Expense additions	–
Cash payments	(70,000)
Balance December 31, 2017	$–

On August 3, 2016, the Company entered into a promissory note purchase agreement with an unrelated individual for $20,000. This note was due on demand. On April 13, 2017, the Company repaid the balance in full.

On February 3, 2017, the Company issued a short-term note to an unrelated third-party individual for $50,000 due on demand. The note bore an interest rate of 10% per annum interest within the 90-day period and would increase to 20% interest if not fully paid back within 90 days. On April 9, 2017, the Company repaid the balance in full.

Convertible Notes Payable

Notes payable due to non-related parties consisted of the following as of December 31, 2017, and December 31, 2016:

Balance December 31, 2016, net of discount	$67,345
Conversions	–
Cash payments	(240,000)
Amortization of debt discount	172,655
Balance December 31, 2017	$–

Effective September 22, 2016, the Company conducted a private offering of convertible notes (the “Note Offering”) to raise additional capital that would remain in the Company following the Closing of the EveryStory Transaction. In the convertible note offering, the Company raised an aggregate of $240,000, which was to be a component of the post-Closing capitalization of the Company. In the Note Offering, investors entered into a securities purchase agreement (the “Note SPA”) and were issued a convertible redeemable promissory note (collectively, the “Convertible Notes”). Pursuant to the terms of the Note SPA, each investor represented and warranted that it was an accredited investor and that he or she was purchasing the Convertible Notes for his or her own account, and not with a view to distribution, as well as other standard representations made in private transactions. Also pursuant to the Note SPA, the Company had the right to put an additional Convertible Note (in the same principal amount as purchased by the applicable investor) beginning on January 3, 2017, subject to certain conditions. The Convertible Notes bore interest at a rate of 10%, and were to mature on September 13, 2017, if not converted or prepaid prior to that. The Convertible Notes could convert into shares of the Company's common stock at a price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock as reported on the OTC Market platform on which the Company’s shares are quoted or any exchange upon which the Common Stock may be traded in the future ("Exchange"), on the date of the closing of the EveryStory Transaction. Up to 50% of the Convertible Notes could be repaid by the Company any time prior to 180 days after the issuance of the Convertible Notes, with a 30% premium to be paid in connection with the prepayment. As a result of this transaction a debt discount of $240,000 was recorded against the note. As of December 31, 2017, interest expense of $172,655 was recorded as part of the amortization of the debt discount, leaving a debt discount balance of $0 at December 31, 2017.

In March 2017, the Company modified the interest rate on the Convertible Notes to 15% per annum and repaid the Convertible Notes in the original principal amount of $240,000. In connection with the repayment of the Convertible Notes, the Company repaid a total of $240,000 in principal and $18,000 in interest, and agreed to issue 83,300 pre-split/27,768 post-split shares of the Company’s common stock to the holders of the Convertible Notes. The shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 and regulations promulgated thereunder. Each of the holders of the Convertible Notes represented to the Company that it was an accredited investor, that it was acquiring the shares for its own account and for investment purposes, and not with an intent to distribute. The Company evaluated the amendment under ASC 470-50, Debt - Modification and Extinguishment, and concluded that the additional shares issued and increase in annual interest rate did result in significant and consequential changes to the economic substance of the debt and thus recorded a loss on extinguishment of the debt of $91,593.

NOTE 5 –DERIVATIVE LIABILITIES

The Company evaluates its fair value hierarchy disclosures each quarter. The Company has convertible notes with embedded conversion features, which is accounted for as a derivative liability and measured at fair value on a recurring basis. At December 31, 2017, this derivative liability had an estimated fair value of $0.

The following table presents information about the derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 3) as of December 31, 2017:

Balance at December 31, 2016	$234,502
Conversion	(91,667)
Change in Fair Value of Derivative	(142,835)
Balance at December 31, 2017	$–

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

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing, if that financing is registered or not, and what that stock price would be for the financing at that time. The Company notes that the notes have matured, and that the Company is no longer calculating a derivative value for these notes.

NOTE 6 –PREFERRED STOCK

The Company has authorized 20,000,000 Preferred Stock, of which it has designated 150,000 shares of $0.0001 par value per share Series A Redeemable Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock has a stated value of $1.00 per share, of which 0 and 112,690 shares were issued and outstanding as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company redeemed 112,690 shares of Series A Preferred Stock with a stated value of $1.00 per share for $112,690.

Series A Redeemable Preferred Stock

The Series A Preferred Stock have the following rights and preferences:

•	Redeemable at any time at the option of the holder for cash on a dollar-per-dollar basis at a redemption of $1.00 per share.

•	Convertible into shares of Common Stock using a conversion price of $0.10 per share.

•	No general voting rights until converted into Common Stock.

•	Entitled to receive dividends at a rate per annum of 8%.

•	Liquidation preference upon a liquidation event.

On October 17, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada to increase authorized preferred stock from 1,000,000 to 20,000,000 shares.

NOTE 7 – COMMON STOCK

As of December 31, 2017, the Company was authorized to issue 600,000,000 shares of $0.001 par value per share Common Stock, of which 47,043,268 and 12,060,367 shares were issued outstanding as of December 31, 2017 and 2016, respectively. On October 17, 2017, the Company filed the Amendment with the Secretary of State of Nevada, which also increased the authorized common shares from 66,666,667 shares to 600,000,000 shares.

Year Ended December 31, 2017

The Company conducted three private offerings which closed during the year ended December 31, 2017 as summarized below.

Investor Offering

The first private offering was offered to investors (the “Investor Offering”), in which the Company sold units (the “Units”) which consisted of four (4) shares of the Company’s common stock and warrants to purchase one (1) additional share of common stock. The per Unit price was $0.12, and the exercise price for the warrants is $0.45. The warrants cannot be exercised until two years from the purchase date (subject to certain conditions), and expire four years after the purchase date.

As of the closing of the Investor Offering, the Company had sold an aggregate of 26,215,499 post-split shares of its common stock in the Investor Offering and issued warrants to purchase an additional 6,553,860 post-split shares of its common stock.

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

As of the date of the closing of the Employee Offering, the Company had sold an aggregate of 5,201,333 shares of its common stock in the Employee Offering.

The aggregate amount raised by the Company in the Investor Offering and the Employee Offering as of the closing of the two offerings was $942,502.

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

Prior Private Offering

Also, during year ended December 31, 2017, pursuant to another private placement offering conducted and closed earlier in the calendar year (the “Prior Private Offering”). The Company issued 2,342,924 post-split shares of common stock for gross proceeds of $1,215,750.

On March 10, 2017, the Company issued 83,300 pre-split shares/27,768 post-split shares of the Company’s common stock to the holders of the Convertible Notes as part of the modification and settlement of the notes, fair-valued at $183,260.

Pre-Launch Offering

The Company commenced a private placement offering of shares of its common stock (the “Pre-launch Offering”) in the fourth quarter of 2017. As of year-end the Company had sold a total of 1,195,385 shares of the Company's Common Stock for net proceeds of $777,000 in the Pre-launch Offering.

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

On September 16, 2016, EveryStory issued 37,500 shares of its common stock, which were exchanged for 263,325 shares of Dthera common stock valued at $25,125 in settlement of $60,000 of accrued consulting fees. This resulted in a gain on settlement of $34,874.

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

NOTE 8 – STOCK PURCHASE OPTIONS

Stock Purchase Options

During the year ended December 31, 2017, the Company did not issue any stock purchase options. As the holders of the Company’s outstanding options are employees and non-employees, the values attributable to non-employee options are remeasured on a quarterly basis and amortized over the service period and until they have fully vested over a 3 year vesting period. Stock options issued to employees are valued on the date of issuance and amortized over the service period until they have fully vested over a 3 year vesting period. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the non-employee stock options granted was revalued at each reporting date using the Black-Scholes valuation model. As of December 31, 2017, the Company remeasured the options at a value of $960,518 to be recognized over the vesting period, of which $468,280 has been recognized.

The following table summarizes the changes in options outstanding of the Company during the year ending December 31, 2017:

	Number of Options	Weighted Average Exercise Price $
Outstanding, December 31, 2016	1,382,351	0.29

Outstanding, December 31, 2017	1,382,351	0.29

Exercisable, December 31, 2017	1,299,808	0.29

As of December 31, 2017, the Company had $492,238 in unrecognized expense related to future vesting of stock options.

Stock Purchase Warrants

In 2017, the Company issued warrants to purchase a total of 6,553,860 shares of the Company’s common stock as part of the Investor Offering discussed above.

The following table summarizes the changes in Warrants outstanding of the Company during the year ended December 31, 2017:

	Number of Warrants	Weighted Average Exercise Price $
Outstanding, December 31, 2016	–	–

Outstanding, December 31, 2017	6,553,860	0.45

Exercisable, December 31, 2017	–	–

NOTE 9 – INCOME TAXES

The components of the net deferred tax asset as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Operating loss carryforwards	$1,542,562	$672,656
Depreciation & amortization	(2,876)	(2,480)
Loss on impairment	(22,460)	(22,460)
Stock-based compensation	(182,986)	(117,416)
Total Deferred Tax Assets	1,334,240	530,300
Valuation allowance	(1,334,240)	(530,300)
Net Deferred Tax Asset	$–	$–

Federal and state net operating loss carryforwards were $4,536,947 and $1,978,400 as of December 31, 2017 and 2016, respectively. The net operating loss carryforwards expire between 2033 and 2037.

The following is a reconciliation of the amount of provision for (benefit from) income taxes that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Tax at statutory rate (34%)	$(869,906)	$(406,233)
Non-deductible expenses	65,966	118,465
Change in valuation allowance	803,940	287,768
State tax benefit, net of federal tax effect	–	–
Provision for Income Taxes	$–	$–

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2017, and 2016, the Company did not recognize any interest or penalties in its Consolidated Statements of Operations, nor did it have any interest or penalties accrued in its Consolidated Balance Sheets at December 31, 2017 and 2016 relating to unrecognized benefits.

The tax years 2013 through 2017 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 10 – FAIR VALUE MEASUREMENTS

Liabilities measured at fair value on a recurring basis at December 31, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$960,518	$–	$960,518
Fair value of derivatives	$–	$–	$–	$–

Fair value is calculated using the Black-Scholes options pricing model for the stock options and the Binomial Lattice model for the derivatives.

Liabilities measured at fair value on a recurring basis at December 31, 2016, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$1,609,699	$–	$1,609,699
Fair value of derivatives	$–	$–	$234,502	$234,502

NOTE 11- SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

Common Stock

From January 1, 2018, through March 29, 2018, the Company issued 3,200,658 shares of Common Stock for $1,017,925 in cash in connection and $500,000 in subscription receivables with a private placement offering.

On January 26, 2018, an option holder exercised 98,955 options for common stock for $10,602.

On March 21, 2018, the Company’s Board of Directors voted to grant to sixteen individuals options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. The terms of the options are as follows: the options vest one-third on the first anniversary of the date of grant; one-third on the second anniversary of the date of grant; and one-third on the third anniversary of the date of grant; the options have a contractual life of eight years from the date of grant; and the exercise price is $0.65, which was the market price of the options on the date of the grant.  The number of options granted ranges from 25,000 to 250,000, depending on the individual.  Included in the grants were options to purchase up to 250,000 shares to Edward Cox, the Company’s President and Chief Executive Officer, and options to purchase up to 250,000 shares to David Keene, the Company’s Chief Technical Officer.  The options were not issued pursuant to a stock option or stock incentive plan. As of March 28, 2018, 1,500,000 options had been issued.

Hatch Agreement

On January 20, 2018, the Company entered into a Standard Services Agreement (the “SSA”) with Hatch International Limited relating to the creation and manufacture of the Tablets and related hardware. The Company agreed to pay an aggregate of $602,000 for the setup, creation, and manufacture of the initial 5,000 Tablets.

