Form 10-Q
period 2018-03-31
DTHERA SCIENCES
filed 2018-05-15
CIK 1586372

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on May 15, 2018, was 50,343,367.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DTHERA SCIENCES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$428,966	$323,483
Prepaid expenses	277,869	95,176
Deposits	2,500	2,500
TOTAL CURRENT ASSETS	709,335	421,159

LONG TERM ASSETS
Property and equipment, net	93,248	77,365
Computer software development costs	78,608	–
TOTAL LONG TERM ASSETS	171,856	77,365

TOTAL ASSETS	$881,191	$498,524

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$311,570	$429,015
Deferred revenue	3,381	1,800
Related party advances	16,188	7,457
TOTAL CURRENT LIABILITIES	331,139	438,272

TOTAL LIABILITIES	331,139	438,272

STOCKHOLDERS' EQUITY
Common stock 600,000,000 shares authorized; $0.001 par value; 50,343,367 and 47,043,304 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	50,343	47,043
Stock subscriptions receivable	(500,000)	–
Additional paid in capital	6,147,199	4,550,156
Accumulated deficit	(5,147,490)	(4,536,947)
TOTAL STOCKHOLDERS' EQUITY	550,052	60,252
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$881,191	$498,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,

(Unaudited)

	2018	2017

REVENUES	$–	$–

OPERATING EXPENSES
General and administrative	597,074	345,504
Research and development	10,410	6,968
TOTAL OPERATING EXPENSES	607,484	352,472

OPERATING LOSS	(607,484)	(352,472)

OTHER INCOME (EXPENSES)
Interest expense	(280)	(185,847)
Gain on derivative liability	–	142,835
Loss on extinguishment of debt	–	(91,593)
Impairment of fixed assets	(2,779)	–
TOTAL OTHER EXPENSES	(3,059)	(134,605)

NET LOSS	$(610,543)	$(487,077)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	48,174,059	12,551,951

Loss per common share
Basic and diluted	$(0.01)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(610,543)	$(487,077)
Adjustments for non-cash items:
Depreciation	956	178
Amortization of debt discount	–	172,655
Impairment of fixed assets	2,779	–
Loss on extinguishment of debt	–	91,593
Loss on derivative liability	–	(142,835)
Fair value of options vested	71,891	189,154
Changes in operating assets and liabilities:
Prepaid expenses	(182,693)	–
Accounts payable and accrued liabilities	(117,445)	(24,520)
Deferred revenue	1,581	–
Accounts payable-related party	8,731	–
NET CASH USED IN OPERATING ACTIVITIES	(824,743)	(200,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,618)	–
Payments for capitalized computer software costs	(78,608)	–
NET CASH USED IN INVESTING ACTIVITIES	(98,226)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,028,452	846,000
Proceeds from issuance of notes payable	–	50,000
Payments on convertible notes payable	–	(240,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,028,452	656,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	105,483	455,148

CASH AND CASH EQUIVALENTS
Beginning of period	323,483	12,191

End of period	$428,966	$467,339

Cash paid for interest	$280	$18,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock subscription receivable	$500,000	$–
Common stock issued in extinguishment of debt	$–	$183,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and December 31, 2017

NOTE 1– CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of Dthera Sciences (the “Company”) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements. The results of operations for the periods ended March 31, 2018 and 2017, are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this Report, the Company had an accumulated deficit of $5,147,490 and no revenues to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of the date of this Report, the Company had not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

Nature of Business

Dthera Sciences is a Nevada corporation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates are made in relation to the fair value of certain financial instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of Dthera Sciences and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Software Development

The Company accounts for internal use software development costs in accordance with authoritative guidance related to accounting for the costs of app and web software developed or obtained for internal use. Software development costs that are incurred in the preliminary development stage are expensed as incurred. Once certain criteria have been met (“application development stage”), direct costs incurred in developing or obtaining computer software are capitalized. Costs in the post-implementation/operation stage, including costs related to training and software maintenance, are expensed as incurred. Some costs in post-implementation stage can be capitalized if the modifications add additional functionality in the future.

Research and Development

The Company engages in new software development efforts. Research and development expenses relating to possible future software are expensed as incurred. Research and development expenses were approximately $10,410 and $6,968 for the three months ended March 31, 2018 and 2017.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Loss Per Common Share

Basic loss per Common Share is computed by dividing losses attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding during the period.

Diluted loss per Common Share is computed by dividing loss attributable to Common shareholders by the weighted-average number of Shares of Common Stock outstanding during the period increased to include the number of additional Shares of Common Stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and warrants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s Common Stock can result in a greater dilutive effect from potentially dilutive securities.

For the three months ended March 31, 2018 and 2017, all of the Company’s potentially dilutive securities (options and warrants) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total numbers of potentially dilutive Common Shares that were excluded were 3,938,950 and 1,312,983 for the three months ended March 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment were comprised of the following as of March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017
Computer & Equipment	13,972	10,237
Assets Used to Fulfill Contract Obligations	83,299	70,195
Less: Accumulated Depreciation	(4,023)	(3,067)
Net Property and Equipment	$93,248	$77,365

Depreciation on the assets used to fulfill contract obligations will begin when put into use and will be depreciated over a 3-year period. Depreciation expense for the three months ended March 31, 2018 and 2017, was $956 and $178. The Company recorded an impairment in the three month period ended March 31, 2018 totaling $2,779.

NOTE 5 – COMPUTER SOFTWARE DEVELOPMENT COSTS

The Company’s capitalized application development stage costs related to computer software development under ASC 350-40 “Intangibles-Goodwill and Other- Internal-Use Software” as the Company reached the application development stage in the first quarter of 2018, totaling $78,608 and $0 as of March 31, 2018, and December 31, 2017, respectively.

Amortization expense for computer software development costs for the three months ended March 31, 2018 and 2017, was $0 and $0, respectively. Amortization on these computer software development costs will begin when put into use and will be amortized over the life of the software.

NOTE 6 – COMMON STOCK

As of March 31, 2018, the Company was authorized to issue 600,000,000 shares of $0.001 par value per share Common Stock, of which 50,343,367 and 47,043,268 shares were issued outstanding as of March 31, 2018, and December 31, 2017, respectively.

Three Months Ended March 31, 2018

During the three months ended March 31, 2018, the Company issued 3,201,108 shares of Common Stock for $1,017,850 in cash in connection with a private placement offering and $500,000 in subscription receivables as part of the pre-launch offering.

On January 26, 2018, an option holder exercised 98,955 options at $0.11 per share of common stock for $10,602.

NOTE 7 – STOCK PURCHASE OPTIONS AND WARRANTS

Stock Purchase Options

On March 21, 2018, the Company’s Board of Directors voted to grant to sixteen individuals options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. The terms of the options are as follows: the options vest one-third on the first anniversary of the date of grant; one-third on the second anniversary of the date of grant; and one-third on the third anniversary of the date of grant; the options have a contractual life of eight years from the date of grant; and the exercise price is $0.65, which was the market price of the options on the date of the grant.  Included in the grants were options to purchase up to 250,000 shares to the Company’s President and Chief Executive Officer, and options to purchase up to 250,000 shares to the Company’s Chief Technical Officer.  The options were not issued pursuant to a stock option or stock incentive plan.

During the three months ended March 31, 2018, the Company had issued 1,500,000 options. As the holders of the Company’s outstanding options are employees and non-employees, the values attributable to non-employee options are re-measured on a quarterly basis and amortized over the service period and until they have fully vested over a 3-year vesting period. Stock options issued to employees are valued on the date of issuance and amortized over the service period until they have fully vested over a 3-year vesting period. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the non-employee stock options granted was re-measured at each reporting date using the Black-Scholes valuation model. As of March 31, 2018, the Company re-measured the options at a value of $1,794,222 to be recognized over the vesting period, of which $540,169 has been recognized since inception. The Company recorded $71,891 of stock-based compensation expense in the three months ended March 31, 2018.

The following table summarizes the changes in options outstanding of the Company during the three months ending March 31, 2018:

	Number of Options	Weighted Average Exercise Price $

Outstanding, December 31, 2017	1,382,351	0.29
Granted	1,500,000	0.65
Converted	(98,955)	0.11
Outstanding, March 31, 2018	2,783,396	0.49

Exercisable, March 31, 2018	1,118,315	0.30

As of March 31, 2018, the Company had $1,254,053 in unrecognized expense related to future vesting of stock options.

Stock Purchase Warrants

During the three months ended March 31, 2018, the Company did not issue any warrants.

The following table summarizes the changes in Warrants outstanding during the three months ending March 31, 2018:

	Number of Warrants	Weighted Average Exercise Price $

Outstanding, December 31, 2017	6,553,860	0.45

Outstanding, March 31, 2018	6,553,860	0.45

Exercisable, March 31, 2018	–	–

NOTE 8 – FAIR VALUE MEASUREMENTS

Equities measured at fair value on a recurring basis at March 31, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$1,794,222	$–	$1,794,222

Equities measured at fair value on a recurring basis at December 31, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$960,518	$–	$960,518

Fair value is calculated using the Black-Scholes options pricing model for options and warrants.

NOTE 9- SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

New Director; Grant of Options

Effective April 6, 2018, the Company’s Board of Directors voted to increase the size of the Board from three directors to four directors and to appoint Steve R. Martin to the Board to fill the resulting vacancy. Mr. Martin accepted the appointment and joined the Board of Directors effective April 9, 2018.

In connection with the appointment, the Company’s Board of Directors also approved and granted options to Mr. Martin to purchase up to 250,000 shares of the Company’s common stock. The terms of the options are as follows: the options vest one-third on the first anniversary of the date of grant; one-third on the second anniversary of the date of grant; and one-third on the third anniversary of the date of grant; the options have a contractual life of eight years from the date of grant; and the exercise price is $0.65.

On April 13, 2018, the Company received $500,000 related to a subscription agreement entered into on March 26, 2018.

Promissory Note

On May 11, 2018, the Company issued a short-term note to an unrelated party for $50,000 due 30 days from the date of issuance. The note bears an interest rate of 14.4% per annum interest, and the Company has the right to pre-pay with no penalty or premium. The Company’s obligation to repay the note was secured by the grant of a security interest in the assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, and our interim financial statements and accompanying notes to these financial statements. All amounts are in U.S. dollars.

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

Overview of the Company

Dthera Sciences, based in San Diego, CA, is a digital therapeutics company focused on developing innovative quality of life therapies for the elderly and those suffering from cognitive decline. The Company’s lead product, ReminX, is an artificial intelligence powered consumer health product designed to digitally deliver reminiscence therapy to seniors suffering from limited social interaction with others (“Social Isolation”) and/or neurodegenerative diseases such as Dementia, Alzheimer’s disease, and for which Company may seek FDA clearance/approval and/or reimbursement.

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

Direct-Response Consumer Health (DRCH)

The primary near-term sales channel the Company is pursuing is the Direct-Response Consumer Health (DRCH) starting with its initial launch, anticipated in mid 2018. In the fourth quarter of 2017, the Company completed a beta sales test to show both viability and scalability of the DRCH sales channel. Based on the success of that test, the Company plans to market the ReminX Product directly to the family members and caregivers of individuals who maybe suffering from Social Isolation or several neurodegenerative diseases such as Dementia (“Loved Ones”).

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

Senior Living/Revenue Shares - Institutional Sales

The second channel the company intends to explore later in 2018 is the marketing of a revenue-sharing offering directly to Senior Living/Long Term Care management firms such as Independent Living (IL), Assisted Living (AL), and Memory Care (MC) businesses. This sales channel will be pursued through our approximately 30 direct contract-sales representatives.

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

Results of Operations – Three Months Ended March 31, 2018, Compared to the Three Months March 31, 2017

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018, totaled $597,074, a 73% increase compared to general and administrative expenses of $345,504 for the three months ended March 31, 2017. The increase is due to the Company’s amortizing stock options as compensation and increases in consulting fees and legal fees in the current period, offset by a reduction in estimated compensation expense versus payments in the prior period.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2018, totaled $10,410, a 49% increase compared to research and development expenses of $6,968 for the three months ended March 31, 2017. The increase is due to the Company’s entering into a Standard Services Agreement (the “SSA”) with Hatch International Limited relating to the additional services related to tooling on the current prototype for the Company’s product in the current period.

Other Expenses

Interest Expense

Interest expense for the three months ended March 31, 2018, totaled $280, a 99% decrease compared to interest expenses of $185,847 for the three months ended March 31, 2017. The decrease is due to notes accruing interest and the full amortization of debt discounts due to payment of all convertible notes in the prior year.

Gain on Derivative Liability

Gain on derivative liability for the three months ended March 31, 2018, totaled $0, a 100% decrease compared to gain on derivative liability of $142,835 for the three months ended March 31, 2017. The decrease is from revaluing the derivative instruments before the instruments settled during the prior year.

Loss on Settlement of Debt

Loss on settlement of debt for the three months ended March 31, 2018, totaled $0, a 100% decrease compared to loss on settlement of debt of $91,593 for the three months ended March 31, 2017. The decrease is from settling convertible notes and accrued interest for stock and cash during the prior year.

Impairment of fixed assets

For the three months ended March 31, 2018, totaled $2,779, a 100% increase compared $0 for the three months ended March 31, 2017. The increase is due to the Company’s impairing damaged equipment in the current period.

Net Loss

For the reasons stated above, the Company’s net loss for the three months ended March 31, 2018, was $610,543, compared to net loss of $487,077 during the three months ended March 31, 2017.

Liquidity and Capital Resources

As of the March 31, 2018, the Company had cash of $428,966, prepaid expenses of $277,869, and deposits of $2,500, compared to cash of $323,483, prepaid expenses of $95,176, and deposits of $2,500 for the year ended December 31, 2017. The increase in cash is due to the Company conducting private placements of its securities in the current period. The increase in prepaid expenses are related to prepayment on 5,000 Tablets ordered under the Standard Services Agreement (the “SSA”) with Hatch International Limited offset by prepayments for insurance and marketing services in the fourth quarter of 2017, which were amortized during the three months ended March 31, 2018. The Company had current liabilities of $331,139 consisting of accounts payable, accrued expenses, deferred revenue, and related party advances as compared to current liabilities totaling $438,272 for the year ended December 31, 2017. The decrease in current liabilities is directly related to the Company paying off accrued payables related to consultants and employees and a reduction in estimated compensation expense versus payments in the prior period during the current period, partially offset by increases in deferred revenue and in expenses pay by related parties. As of the three months ended March 31, 2018, the Company had working capital of $378,196 which increased when compared to a working deficit of $17,113 for the year ended December 31, 2017.

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for the future. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern as the report of our independent registered public accounting firm with respect to our financial statements for the years ended December 31, 2017 and 2016, indicates that our recurring losses and negative cash flows from operations and the need for additional capital raise substantial doubt about our ability to continue as a going concern. During the three months ended March 31, 2018 and 2017, we had a net loss of $610,543 and $487,077, respectively and net cash used in operations of $824,743 and $200,852, respectively, and working capital (deficit) amounted to $378,196 and ($17,113) as of March 31, 2018 and December 31, 2017, respectively. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management’s plans include the fourth quarter offering of up to $3,000,000 worth of our common stock. There can be no assurance that we will be successful to raise additional capital under this offering. As of March 31, 2018, the Company had current liabilities of approximately $331,139. If we are not able to raise additional capital that may be needed, it is probable that the Company will be unable to meet its obligations as they become due within one year from the issuance date of this filing and could have a material adverse effect on our future business plans. Management believes that if we are not able to consummate this offering, we would have to find other sources of financing to complete our business plans for the future. There can be no guarantee that we would obtain financing with terms that are acceptable to us, in which case, we may have to limit our expansion of new products or limit our working capital.

Recent Developments

Pre-Launch Offering

The Company commenced a private placement offering of shares of its common stock (the “Pre-launch Offering”) in the fourth quarter of 2017. As of year-end the Company had sold a total of 1,195,385 shares of the Company's Common Stock for net proceeds of $777,000 in the Pre-launch Offering.

As of May 15, 2018, 2018, the Company had sold a total of 4,396,493 shares of the Company’s common stock in the Pre-launch Offering and had raised an aggregate of $2,294,850.

The Pre-launch Offering is being made to accredited investors only. No warrants or other securities are being offered in the Offering.

New Director; Grant of Options

Effective April 6, 2018, the Company’s Board of Directors voted to increase the size of the Board from three directors to four directors and to appoint Steve R. Martin to the Board to fill the resulting vacancy. Mr. Martin accepted the appointment and joined the Board of Directors effective April 9, 2018.

In connection with the appointment, the Company’s Board of Directors also granted options to Mr. Martin to purchase up to 250,000 shares of the Company’s common stock. The terms of the options are as follows: the options vest one-third on the first anniversary of the date of grant; one-third on the second anniversary of the date of grant; and one-third on the third anniversary of the date of grant; the options have a contractual life of eight years from the date of grant; and the exercise price is $0.65.

Promissory Note

On May 11, 2018, the Company issued a short-term note to an unrelated party for $50,000 due 30 days from the date of issuance. The note bears an interest rate of 14.4% per annum interest, and the Company has the right to pre-pay with no penalty or premium. The Company’s obligation to repay the note was secured by the grant of a security interest in the assets of the Company.

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

Subsequent to the end of the period covered by this Report, the Company added a new member to the Company’s Board of Directors who is serving as the Chairman of the Company’s Audit Committee. The Company is continuing to work to remediate the issues relating to segregation of duties and to strengthen its disclosure controls and procedures.

Changes in internal control over financial reporting

Other than as discussed above, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31,2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Commission on April 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pre-Launch Offering

The Company commenced a private placement offering of shares of its common stock (the “Pre-launch Offering”) in the fourth quarter of 2017. As of year-end the Company had sold a total of 1,195,385 shares of the Company's Common Stock for net proceeds of $777,000 in the Pre-launch Offering.

As of May 15, 2018, the Company had sold a total of 4,396,493 shares of the Company’s common stock in the Pre-launch Offering, and had raised an aggregate of $2,294,850.

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

Item 6. Exhibits

Exhibit Number	Title of Document
10.8	Standard Services Agreement with Hatch International Limited (portion redacted pursuant to request for confidential treatment and filed separately with SEC) (previously filed as an exhibit to the Company’s Annual Report on Form 10-K)
31.1	Certification by Principal Executive and Financial Officer
32.1	Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dthera Sciences

Date: May 15, 2018	By:	/s/ Edward Cox
Edward Cox Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

