Form 10-Q
period 2018-06-30
DTHERA SCIENCES
filed 2018-08-14
CIK 1586372

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on August 10, 2018, was 51,410,508.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DTHERA SCIENCES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$70,192	$303,483
Restricted cash	20,000	20,000
Prepaid expenses	630,014	95,176
Deposits	3,200	2,500
TOTAL CURRENT ASSETS	723,406	421,159

LONG TERM ASSETS
Property and equipment, net	88,957	77,365
Computer software development costs, net	186,420	–
TOTAL LONG-TERM ASSETS	275,377	77,365

TOTAL ASSETS	$998,783	$498,524

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$529,228	$436,472
Deferred revenue	3,945	1,800
Notes payable	100,000	–
TOTAL CURRENT LIABILITIES	633,173	438,272

TOTAL LIABILITIES	633,173	438,272

STOCKHOLDERS' EQUITY
Common stock 600,000,000 shares authorized; $0.001 par value; 50,641,277 and 47,043,304 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	50,641	47,043
Additional paid in capital	6,356,696	4,550,156
Accumulated deficit	(6,041,727)	(4,536,947)
TOTAL STOCKHOLDERS' EQUITY	365,610	60,252
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$998,783	$498,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General and administrative	835,521	1,245,545	1,418,305	1,582,382
Research and development	53,488	75,699	78,188	91,334
TOTAL OPERATING EXPENSES	889,009	1,321,244	1,496,493	1,673,716

OPERATING LOSS	(889,009)	(1,321,244)	(1,496,493)	(1,673,716)

OTHER INCOME (EXPENSES)
Interest expense	(1,837)	–	(2,117)	(185,847)
Gain on derivative liability	–	–	–	142,835
Loss on extinguishment of debt	–	–	–	(91,593)
Loss on disposal of fixed assets	(3,391)	–	(6,170)	–
TOTAL OTHER EXPENSES	(5,228)	–	(8,287)	(134,605)

NET LOSS	$(894,237)	$(1,321,244)	$(1,504,780)	$(1,808,321)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	50,604,108	7,206,135	49,296,116	13,447,438

Loss per common share
Basic and diluted	$(0.02)	$(0.18)	$(0.03)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,504,780)	$(1,808,321)
Adjustments for non-cash items:
Amortization of debt discount	–	172,655
Depreciation	1,856	433
Loss on disposal of fixed assets	6,170	–
Loss on extinguishment of debt	–	91,593
Gain on derivative liability	–	(142,835)
Common stock issued for services	39,177	–
Fair value of options vested	214,805	1,051,538
Changes in operating assets and liabilities:
Prepaid expenses	(534,838)	–
Deposits	(700)	–
Accounts payable and accrued liabilities	94,901	(104,038)

NET CASH USED IN OPERATING ACTIVITIES	(1,683,409)	(738,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,618)	(49,866)
Development of software	(186,420)	–

NET CASH USED IN INVESTING ACTIVITIES	(206,038)	(49,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance	1,556,156	1,215,750
Proceeds from notes payable	100,000	50,000
Payments on convertible notes	–	(240,000)
Payments on notes payable	–	(70,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,656,156	955,750

NET CHANGE IN CASH	(233,291)	166,909

CASH AT BEGINNING OF PERIOD	303,483	12,191
CASH AT END OF PERIOD	$70,192	$179,100

Cash paid for interest	$465	$19,890
Cash paid for taxes	$800	$800

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in extinguishment of debt	$–	$183,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DTHERA SCIENCES

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and December 31, 2017

NOTE 1– CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of Dthera Sciences (the “Company”) have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements. The results of operations for the periods ended June 30, 2018 and 2017, are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this Report, the Company had an accumulated deficit of $6,041,727 and no revenues to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of the date of this Report, the Company had not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations, and (2) to achieve adequate revenues from its operations. Management's plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, (c) placing revenue producing products into place, and (d) identifying and executing on additional revenue generating opportunities.

There is a risk that the Company will be unable to achieve the above results or obtain adequate financing on terms considered satisfactory to the Company, or at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Dthera Sciences is a Nevada corporation.

The Company, based in San Diego, CA, is a digital therapeutics company focused on developing innovative quality of life therapies for the elderly and those suffering from cognitive decline. The Company’s lead product, ReminX™, is an artificial-intelligence-powered consumer health product designed to digitally deliver reminiscence therapy to individuals suffering from neurodegenerative diseases such as Dementia and Alzheimer’s disease, as well as seniors experiencing limited social interaction with others (“Social Isolation”). Additional products are under development that are expected to directly target the symptoms of Alzheimer’s disease and other dementias, such as anxiety, depression, and cognitive decline, and for which Company may seek FDA clearance or approval as well as reimbursement.

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

Software Development

The Company accounts for internal use software development costs in accordance with authoritative guidance related to accounting for the costs of application and web software developed or obtained for internal use. Software development costs that are incurred in the preliminary development stage are expensed as incurred. Once certain criteria have been met (“application development stage”), direct costs incurred in developing or obtaining computer software are capitalized. Costs in the post-implementation/operation stage, including costs related to training and software maintenance, are expensed as incurred. Some costs in post-implementation stage can be capitalized if the modifications add additional functionality in the future. The application development stage begin in the first fiscal quarter of 2018 and the post-implementation/operation stage is expected to be reached in the third fiscal quarter of 2018.

Research and Development

The Company engages in new software and hardware development efforts. Research and development expenses relating to possible future software and hardware are expensed as incurred. Research and development expenses were $53,488 and $78,188 for the three and six months ended June 30, 2018, respectively, and $75,699 and $91,334 for the three and six months ended June 30, 2017, respectively.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation. Professional Fees and Depreciation are presented with General and Administrative expenses. Research and Development costs have been presented separately from General and Administrative expenses. Related Party Advances are presented with Accounts Payable and Accrued Liabilities and Restricted Cash is presented separately from Cash.

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

For the six months ended June 30, 2018 and 2017, all of the Company’s potentially dilutive securities (options and warrants) were excluded from the computation of diluted earnings per share as they were anti-dilutive. The total numbers of potentially dilutive Common Shares that were excluded were 2,805,256 and 1,369,033 for the six months ended June 30, 2018 and 2017, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customer (Topic 606) (“ASU 2014-09”). ASU 2014-09 was a joint project between the FASB and the International Accounting Standards Board to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 has since been updated. ASU 2014-09 as updated provides a five-step model for recognizing revenue and recognizing costs to obtain or fulfill contracts with customers. The amendment is effective for financial reporting periods beginning after December 15, 2017 and a modified retrospective or full retrospective approach may be used. The Company will adopt ASU 2014-09 and all related ASUs in the third fiscal quarter of 2018, in connection with the launch of its product.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 (updated by ASU 2017-13 and 2018-01) provides guidance for lessees and lessors and requires a right-of-use asset and a lease liability to be recognized in the Statement of Financial Position. Disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. As such, qualitative disclosures and specific quantitative disclosures are required. A modified retrospective approach is required and several practical expedients are available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company will adopt ASU 2016-02 and all related ASUs in the third fiscal quarter of 2018, when it anticipates the launch of its product. The Company does not anticipate ASU 2016-02 will have a material impact on its financial statements as its only contract for which the Company is a lessee is a short-term lease for its office space.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”). ASU 2018-07 provides for improvements to nonemployee share-based payment accounting by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The awards will be measured at grant date, consistent with accounting for employee share-based payment awards. The measurement date has been redefined as the date at which the grantor and grantee reach a mutual understanding of the key terms and conditions of the award. The requirement to reassess classification of equity-classified awards upon vesting has been eliminated. ASU 2018-07 will have a material impact on the Company’s financial statements as a significant number of options were granted to nonemployees. The Company will adopt ASU 2018-07 in the third fiscal quarter of 2018.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment were comprised of the following as of June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017
Computer and Equipment	$10,805	$10,237
Assets Used to Fulfill Contract Obligations	82,284	70,195
Less: Accumulated Depreciation	(4,132)	(3,067)
Net Property and Equipment	$88,957	$77,365

Depreciation on the assets used to fulfill contract obligations will begin when put into use and will be depreciated over a 3-year period. Depreciation expense for the three and six months ended June 30, 2018 was $900 and $1,856, respectively. Depreciation expense for the three and six months ended June 30, 2017, was $255 and $433, respectively. The Company recorded a loss on disposal of fixed assets in the three and six-months ended June 30, 2018 of $3,391 and $6,170, respectively, with no related expense in the three and six months ended June 30, 2017.

NOTE 5 – COMPUTER SOFTWARE DEVELOPMENT COSTS

The Company’s capitalized application development stage costs related to computer software development under ASC 350-40 “Intangibles-Goodwill and Other- Internal-Use Software” as the Company reached the application development stage in the first quarter of 2018, totaling $186,420 as of June 30, 2018.

No amortization expense has been recognized for the capitalized software development costs through June 30, 2018. Amortization on these capitalized software development costs will begin when placed in service and will be amortized over the life of the software.

NOTE 6 – NOTES PAYABLE

On May 11, 2018, the Company issued a short-term promissory note to an unrelated party for $50,000 due 30 days from the date of issuance. The note bears an interest rate of 14.4% per annum, and the Company has the right to pre-pay with no penalty or premium. The Company’s obligation to repay the note was secured by the grant of a security interest in the assets of the Company.

On June 10, 2018, the Company extended the term of the above short-term promissory note of $50,000 to October 31, 2018. All other terms remained the same.

On June 28, 2018, the Company issued a short-term promissory note to an unrelated party for $50,000 due 90 days from the date of issuance. The note bears interest at a rate of 12% per annum, and the Company has the right to pre-pay with no penalty or premium. The Company’s obligation to repay the note was secured by the grant of a security interest in the assets of the Company.

NOTE 7 – COMMON STOCK

As of June 30, 2018, the Company was authorized to issue 600,000,000 shares of $0.001 par value per share Common Stock, of which 50,641,277 and 47,043,304 shares were issued outstanding as of June 30, 2018, and December 31, 2017, respectively.

During the six months ended June 30, 2018, the Company issued 3,211,108 shares of Common Stock for $1,524,350 in cash in connection with a private placement offering.

During the six months ended June 30, 2018, option holders exercised 296,865 options at $0.11 per share of common stock for $31,806.

During the six months ended June 30, 2018, the Company issued 90,000 shares of common stock in exchange for strategic advisory services.  The fair value of the stock compensation was $39,177 of which $13,059 was recognized in general and administrative expenses for the three and six months ended June 30, 2018 with the remainder in prepaid assets for future services.

NOTE 8 – STOCK OPTIONS AND WARRANTS

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

On April 6, 2018, the Company’s Board of Directors approved the grant of 250,000 shares of the Company’s common stock to the newest member of the Board of Directors. The terms of the options are as follows: the options vest one-third on the first anniversary of the date of grant; one-third on the second anniversary of the date of grant; and one-third on the third anniversary of the date of grant; the options have a contractual life of eight years from the date of grant; and the exercise price is $0.65.

On June 13, 2018, the Company’s Board of Directors approved the grant of 60,000 options to purchase shares of the Company’s common stock, to a consultant in exchange for services. The options granted had an exercise price of $0.45 per share. One-sixth of the options shall vest each month for six months, the first one-sixth will vest in June 2018 and the last one-sixth will vest in November 2018. The grants expire on the eighth anniversary of the date of grant.

On June 28, 2018, the Company’s Board of Directors approved the grant of an aggregate of 600,000 options to purchase shares of the Company’s common stock, consisting of grants of 25,000 options to 24 employees and consultants to the Company who had been instrumental in helping the Company get to the point of the initial launch. The options granted had an exercise price of $0.42 per share, and vest one-third on each of the first, second, and third anniversaries of the date of grant, and expire on the eighth anniversary of the date of grant.

On June 28, 2018, the Company’s Board of Directors approved the grant of an aggregate of 250,000 options to purchase shares of the Company’s common stock, consisting of grants of 125,000 options to two Board Members of the Company. The options granted had an exercise price of $0.42 per share, and vest one-third on each of the first, second, and third anniversaries of the date of grant, and expire on the eighth anniversary of the date of grant.

As the holders of the Company’s outstanding options are employees and non-employees, the values attributable to non-employee options are re-measured on a quarterly basis and amortized over the service period and until they fully vest over a 3-year vesting period. Stock options issued to employees are valued on the date of issuance and amortized over the service period until they fully vest over a 3-year vesting period. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the non-employee stock options granted was re-measured at each reporting date using the Black-Scholes valuation model. As of June 30, 2018, the Company re-measured the unvested options at a value of $2,097,912 to be recognized over the vesting period. The Company recorded $142,914 and $214,805 of stock-based compensation expense in the three and six months ended June 30, 2018, respectively. The Company recorded $862,384 and $1,051,538 of stock-based compensation expense in the three and six months ended June 30, 2017, respectively.

The following table summarizes the changes in options outstanding of the Company during the six months ending June 30, 2018:

	Number of Options	Weighted Average Exercise Price per Share

Outstanding, December 31, 2017	1,382,351	$0.30
Granted	2,660,000	$0.55
Exercised	(296,865)	$0.11
Cancelled	(25,000)	$0.65
Outstanding, June 30, 2018	3,720,486	$0.49

Exercisable, June 30, 2018	930,403	$0.35

As of June 30, 2018, the Company had $1,490,285 in unrecognized expense related to future vesting of stock options.

Stock Purchase Warrants

During the six months ended June 30, 2018, the Company did not issue any warrants.

The following table summarizes the changes in warrants outstanding during the six months ended June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price per Share

Outstanding, December 31, 2017	6,553,860	$0.45

Outstanding, June 30, 2018	6,553,860	$0.45

Exercisable, June 30, 2018	–	–

The warrants are contractually exercisable two years after the grant date and expire four years after the grant date. There is a 30-day mandatory exercise period triggered by the Company’s stock trading on a national exchange at a price of more than $2.50 per share for 30 consecutive trading days. If warrants are not exercised within 30 days of the mandatory exercise period termination, the warrants will be forfeited.

NOTE 9 - FAIR VALUE MEASUREMENTS

Equities measured at fair value on a recurring basis at June 30, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$2,097,912	$–	$2,097,912

Equities measured at fair value on a recurring basis at December 31, 2017, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of options	$–	$960,518	$–	$960,518

Fair value is calculated using the Black-Scholes options pricing model for options.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company’s management reviewed all material events through the date of this filing and determined that there were the following material subsequent events to report:

Promissory Notes

On July 2, 2018, the Company issued a short-term note to an unrelated party for $100,000 due 60 days from the date of issuance. The note bears an interest rate of 12% per annum, and the Company has the right to pre-pay with no penalty or premium. The Company’s obligation to repay the note was secured by the grant of a security interest in the assets of the Company.

On July 2, 2018, the Company received $50,000 for a short-term promissory note to an unrelated party due 60 days from the date of issuance. The note bears interest at a rate of 12% per annum, and the Company has the right to pre-pay with no penalty or premium. The Company’s obligation to repay the note was secured by the grant of a security interest in the assets of the Company.

Sale of Common Stock

On July 20, 2018, the Company received cash proceeds of $500,000 in connection with a subscription agreement with an investor to sell 769,231 common shares at $0.65 per share. This closed a private placement offering of shares of its common stock (the “Offering”). The Company had commenced the Offering in late 2017.

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

This report identifies important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements, particularly those set forth under Item 1A – Risk Factors as disclosed in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018.

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

Overview of the Company

Dthera Sciences, based in San Diego, CA, is a digital therapeutics company focused on developing innovative quality of life therapies for the elderly and those suffering from cognitive decline. The Company’s lead product, ReminX, is an artificial-intelligence-powered consumer health product designed to digitally deliver reminiscence therapy to individuals suffering from neurodegenerative diseases such Alzheimer’s and other dementias, as well as seniors experiencing limited social interaction with others (“Social Isolation”). Additional products are under development that, if successful, are expected to directly target the symptoms of Alzheimer’s disease and other dementias, such as anxiety, depression, agitation, and cognitive decline, and for which Company may seek FDA clearance or approval as well as reimbursement.

On September 21, 2017, the Company announced that its shares of common stock had been approved for trading on the OTCQB® Venture Market.

Our principal offices are located at 7310 Miramar Road, Suite 350, San Diego, CA, 92126.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”).

Dthera Business: ReminX

Overview – The ReminX product

The ReminX Product is comprised of three key components: A ReminX computer tablet, an AI chatbot, and a biofeedback loop.

ReminX Tablet: The first component is the customized ReminX computer tablet (the “Tablet”). The Tablet is specifically designed for use by individuals with neurodegenerative diseases or the elderly who are not able to operate standard consumer tablets or other electronics. The Tablet has no user interface, no buttons on the screen, and no wires. It presents itself more closely to a detachable digital photo frame that charges in a docking station without having to be plugged in. The absence of wires, buttons on the screen, or confusing interfaces is critical to making the product accessible to this patient or demographic group. Additionally, the Tablet is wrapped in a protective foam casing to increase durability of the Tablet if it is dropped or thrown. The speakers and sound system have been custom designed to maximize volume and clarity in comparison to off-the-shelf tablets, as required for seniors who may have experienced hearing loss. A charging docking station is also included, that serves as a cradle to hold the Tablet when not in use while also allowing for charging of the Tablet in a cordless manner, and powerful magnets make sure that the Tablet lands securely into the dock.

The ReminX Tablet Software (the “Software”), drives the display of media content on the Tablet. The Software combines a simplified viewing experience for the end user (the patient) while simultaneously incorporating monitoring and tracking functionality for caregivers and administrators. Because the Software has no user interface, the end user does not need to press any buttons or touch screen icons. This is critical since many seniors not only have difficulty operating electronics, but they often have less moisture in their finger pads, leading to smaller detectable difference in capacitance between their finger and the Tablet screen. The user simply lifts the Tablet off of the docking station and it automatically begins to play calming, positive, and personalized media.

AI Chatbot: The second component of the ReminX Product is an AI chatbot that interacts with family, friends, and other caregivers, encouraging them to provide photos, voice narration, video content, and music selections, and to optimize the content into personalized stories for their loved one. The AI chatbot is a conversational goal-seeking tool, using natural language conversation, that understands the requirements of the end user (patient) and tries to get the caregivers to complete tasks that satisfy the requirements. The AI chatbot was designed specifically to make it easy to contribute content with minimal investment of time and effort on the part of the caregiver.

Interaction with the ReminX Product by content contributors such as family caregivers is primarily driven through text message communication. Each paying family is given a private concierge phone number that is shared among the family. The AI chatbot guides family members to text photos to the concierge number as well as to narrate stories over the photos via voicemail. The content is then organized automatically by ReminX and appears on the end user’s tablet as stories. The concierge phone number can be given to the paying customer’s family and friends so they can also contribute content and collaborate in the care of the end user.

In addition to text messaging, the ReminX product has several additional channels of content collection. These include the ReminX Family Mobile App (iOS/Android), the ReminX Family Web App, and email. These modalities duplicate many of the functions that are available via text message, providing caregivers with multiple options to contribute and organize content, depending on their preference. The Company will continue to develop innovative content collection methods to ensure that the end user is given the highest quantity and quality of content possible.

Biofeedback Loop: ReminX uses biofeedback from the patient during use of the device to refine and optimize reminiscence content to the patient. Patient feedback is gathered from play statistics (e.g., how long or often a patient views certain stories) and emotional cues from the patient (e.g., smiles).

Emotions are monitored using the front-facing camera on the computer tablet and customized software to track facial landmarks (29 points on the face). Additional biofeedback modalities are under development. Play statistics track how many times and how long content is watched, as well as which emotions are present when watching. Together, these features can be utilized to recognize the preferences of the patient.

The preferences are fed back into the system in two ways. First, this information is used to focus on positive memories and those that engage the patient. Second, the AI chatbot notifies the family on how the patient is responding to different types of content. This allows the family to: (a) obtain updates on their loved one; and (b) to encourage the family to continue sending more effective content. For example, if grandmother smiles, her grandchildren will be more likely to want to provide more of that kind of content since this has positive therapeutic effect and because they can see that the reminiscence therapy is helping to improve their grandmother’s quality of life.

Therefore, the biofeedback is intended to ensure the delivery of highly personalized, positive therapeutic content for the patient, and at the same time to update family caregivers on the status of their loved one via their mobile devices.

The emotional recognition software runs locally on the device, and only facial landmark values are captured rather than facial images themselves, in order to eliminate privacy concerns.

ReminX Product – Digital Therapeutics and Reminiscence Therapy

Dthera’s management is focused on the goal of using the Company’s ReminX technology, which streamlines the creation of personalized digital stories, to become the first Digital Therapeutic delivering Reminiscence Therapy to patients suffering from Social Isolation and/or neurodegenerative diseases such as Alzheimer’s and other dementias.

The Company conducts its operations from its facilities located in San Diego, California.

Plan of Operations

Revenue Model

The Company expects to market and sell its initial product ReminX through multiple possible sales channels.

Direct-Response Consumer Health (DRCH)

The primary near-term sales channel the Company is pursuing is the Direct-Response Consumer Health (DRCH) channel, starting with the launch of the ReminX Product in the third fiscal quarter of 2018. The Company plans to market the ReminX Product directly to the family members and caregivers of individuals who may be suffering from Social Isolation or several neurodegenerative diseases such as Dementia (“Loved Ones”). ReminX is a subscription service with a recurring monthly fee or an annual fee.

At this time, those who wish to purchase the ReminX Product have three payment options: (1) $299 annually; (2) $99 up front and $33/month thereafter; or (3) A 6-month contract at $33/month, and $33/month thereafter. The subscription will include unlimited access to the ReminX concierge text messaging service and Family App (no limit to users) and a Tablet/Docking System. It is expected that the ReminX Tablet/Docking System hardware will be owned by customers who pay annually (option 1). The hardware will be leased to the monthly subscribers (options 2 and 3) and must be returned if service is discontinued.

The Company feels the mechanism by which it executes this specific sales channel is somewhat proprietary and appears very unique to the space in which Dthera operates. The Company’s management believes that successful execution of this sales channel would give Dthera a competitive advantage over other potential competitive products.

Senior Living - Institutional Sales

The second channel the company intends to explore is the marketing of the product directly to Senior Living/Long Term Care management firms such as Independent Living (IL), Assisted Living (AL), Memory Care (MC), and Adult Day Care (ADC) businesses. ReminX is expected to be offered to these institutions in larger quantities at volume pricing, which the institutions can then offer to their customers directly. Management plans to test this model with institutions in this sector to determine whether ReminX leads to improved patient care, caregiver satisfaction, or economic benefits to the institutions themselves. If management decides to pursue this sales channel, we expect to pursue it using direct contract-sales representatives.

Home Care and Home Health – Institutional Sales

The third channel that company intends to explore is the marketing of the product directly to Home Care and Home Health management firms. We expect ReminX to be attractive to this market segment due to the increasing interest in “aging in place.” Home Care is a service provided by caregivers, usually called home care aides, who are trained to assist seniors with activities of daily living and companionship. Home health care is clinical medical care provided by a registered nurse, occupational therapist, physical therapist or other skilled medical professionals, and is often prescribed as part of a care plan following a hospitalization. Home Health may be covered by Medicare, Medicaid, or private pay, whereas Home Care is typically covered by private pay. ReminX is expected to be offered to these service providers in larger quantities at volume pricing, which the service provider can then offer to their customers directly. Management plans to test this model with service providers in this sector to determine whether ReminX leads to improved patient care, caregiver satisfaction, or economic benefits to the service providers themselves. If management decides to pursue this option, we expect to pursue it through direct contract-sales representatives.

Skilled Nursing/Cost Savings – Institutional Sales

Skilled Nursing Facilities (SNFs) operate with a different business model from those of IL, AL, and MC communities (collectively, “IL/AL/MC”) and, as such, cost-savings, specifically improving labor efficiency, is possibly the single highest priority for operators in this space. Dthera intends to explore whether it believes that ReminX, with expanded use, can indeed reduce overtime costs, staff turnover, and improve quality scores within SNFs. If Management believes that the Company can demonstrate improvement, then the Company intends to directly market the product to SNFs as a cost saving service via contract sales force pursuing the IL/AL/MC channel.

FDA Approved and Reimbursed Medical Claims

The Company intends to develop additional products beyond ReminX. Some of these products may seek specific medical claims related to treating Alzheimer’s disease, dementia, or other conditions. These products may require FDA clearance or approval and may lead to reimbursement from third-party payors, including the Centers for Medicare & Medicaid Services (CMS) or private payors. We plan to explore these options through additional research and development efforts.

Other Therapeutic Uses

The Company is already exploring other applications of the Platform targeting other indications with patients that could benefit from the core technology, some of which may be able to be pursued using the same sales channels listed above.

Results of Operations – Three and Six Months Ended June 30, 2018, Compared to the Three and Six Months June 30, 2017

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2018, totaled $835,521 and $1,418,305, respectively, a 33% and 10% decrease, respectively, compared to general and administrative expenses of $1,245,545 and $1,582,382 for the three and six months ended June 30, 2017, respectively. The decrease is due to a reduction in estimated compensation expense versus payments in the prior period in addition to decreased stock compensation expense in the current year.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2018, totaled $53,488 and $78,188, a 29% and 14% decrease, respectively, compared to research and development expenses of $75,699 and $91,334 for the three and six months ended June 30, 2017. The decrease is due to capitalization of software development costs as technological feasibility was achieved in January 2018.

Other Expenses

Interest Expense

Interest expense for the three and six months ended June 30, 2018, totaled $1,837 and $2,117, a 100% increase and 99% decrease, respectively, compared to interest expenses of $0 and $185,847 for the three and six months ended June 30, 2017. The increase is due to notes accruing interest and the decrease due to full amortization of debt discounts due to payment of all convertible notes in the prior year.

Gain on Derivative Liability

Gain on derivative liability for the six months ended June 30, 2017 was $142,835 with no related gains in other comparable periods. The gain is from revaluing the derivative instruments before the instruments settled during the prior year.

Loss on Settlement of Debt

Loss on settlement of debt for the six months ended June 30, 2017 was $91,593 with no related gains in the other comparable periods. The loss resulted from settling convertible notes and accrued interest for stock and cash during the prior year.

Loss on disposal of assets

For the three and six months ended June 30, 2018, the Company recognized $3,391 and $6,170, respectively, as a loss on disposal of its fixed assets, with no related expense in the three and six months ended June 30,2017. The increase is due to the Company disposing damaged equipment in the current period.

Net Loss

For the reasons stated above, the Company’s net loss for the three and six months ended June 30, 2018, was $894,237 and $1,504,780, compared to net loss of $1,321,244 and $1,808,321 during the three and six months ended June 30, 2017.

Liquidity and Capital Resources

As of the June 30, 2018, the Company had cash and restricted cash of $90,192, prepaid expenses of $630,014 and deposits of $3,200, compared to cash and restricted cash of $323,483, prepaid expenses of $95,176, and deposits of $2,500 for the year ended December 31, 2017. The decrease in cash is due to the Company prepaying for hardware to be shipped in the third quarter of the current year. The increase in prepaid expenses are related to prepayment on 5,000 tablets ordered offset by prepayments for insurance and marketing services in the fourth quarter of 2017, which were amortized during the three and six months ended June 30, 2018. The Company had current liabilities of $633,173 consisting of accounts payable, accrued expenses, deferred revenue, and related party advances as compared to current liabilities totaling $438,272 for the year ended December 31, 2017. The increase in current liabilities is directly related to the Company increasing accrued payables related to consultants and employees including increases in deferred revenue and in expenses paid by related parties. As of the six months ended June 30, 2018, the Company had working capital of $90,233 which increased when compared to a working deficit of $17,113 for the year ended December 31, 2017.

We incurred operating losses and had negative operating cash flows and may continue to generate negative cash flows as the Company implements its business plan for the future. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern as the report of our independent registered public accounting firm with respect to our financial statements for the years ended December 31, 2017 and 2016, indicates that our recurring losses and negative cash flows from operations and the need for additional capital raise substantial doubt about our ability to continue as a going concern. During the three and six months ended June 30, 2018 we had a net loss of $894,237 and $1,504,780, respectively, and a net loss of $1,321,244 and $1,808,321 for the three and six months ended June 30, 2017, respectively. The Company had net cash used in operations of $1,683,409 and $738,975 in the six months ended June 30 2018 and 2017, respectively. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company recently closed its offering launched in the fourth quarter of 2017, raising $2,551,350 in exchange for 3,925,274 shares. The Company intends to raise additional financing to support the launch of the ReminX product in the third quarter of the 2018. As of June 30, 2018, the Company had current liabilities of approximately $633,173. If we are not able to raise additional capital that may be needed, it is probable that the Company will be unable to meet its obligations as they become due within one year from the issuance date of this filing and could have a material adverse effect on our future business plans. Management believes that if we are not able to consummate this offering, we would have to find other sources of financing to complete our business plans for the future. There can be no guarantee that we would obtain financing with terms that are acceptable to us, in which case, we may have to limit our expansion of new products or limit our working capital.

Recent Developments

Pre-Launch Offering

The Company commenced a private placement offering of shares of its common stock (the “Pre-launch Offering”) in the fourth quarter of 2017. As of year-end the Company had sold a total of 1,195,385 shares of the Company's Common Stock for net proceeds of $777,000 in the Pre-launch Offering.

As of July 20, 2018, the Company closed the Pre-launch Offering. As of the date of the closing of the Offering, the Company had sold a total of 3,925,274 shares of the Company’s common stock in the Offering and had raised an aggregate of approximately $2,551,350.

The Pre-launch offering was made to accredited investors only. No warrants or other securities were offered in the offering.

Promissory Notes

On July 2, 2018, the Company issued a short-term note to an unrelated party for $100,000 due 60 days from the date of issuance. The note bears an interest rate of 12% per annum, and the Company has the right to pre-pay with no penalty or premium. The Company’s obligation to repay the note was secured by the grant of a security interest in the assets of the Company.

On July 2, 2018, the Company received $50,000 for a short-term promissory note to an unrelated party due 60 days from the date of issuance. The note bears interest at a rate of 12% per annum, and the Company has the right to pre-pay with no penalty or premium. The Company’s obligation to repay the note was secured by the grant of a security interest in the assets of the Company.

Product Launch

The Company announced on August 1, 2018, that it had launched ReminX, an artificial-intelligence-powered consumer health product designed to digitally deliver Reminiscence Therapy to individuals suffering from Alzheimer's and other dementias, as well as from social isolation. This digital therapeutic device is the first to focus on the care of the elderly.

ReminX seeks to digitize and scale Reminiscence Therapy, a common behavioral intervention used to treat these conditions. ReminX features a computer tablet designed specifically for seniors, as well as an AI chatbot that interacts with family members and caregivers via text messages or its mobile app, prompting them to send a photo, voice narration, and video content regularly and optimizing the content into personalized stories. ReminX also features proprietary emotional recognition software to further improve content for each user and to communicate emotional responses back to the family.

Along with the launch, Dthera commenced sales using the Direct-Response Consumer Health (DRCH) model, described in Plan of Operation above.

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

During the period covered by this Report, the Company added a new member to the Company’s Board of Directors who is serving as the Chairman of the Company’s Audit Committee. The Company is continuing to work to remediate the issues relating to segregation of duties and to strengthen its disclosure controls and procedures.

Changes in internal control over financial reporting

Other than as discussed above, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent six months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Commission on April 17, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pre-Launch Offering

The Company commenced a private placement offering of shares of its common stock (the “Pre-launch Offering”) in the fourth quarter of 2017. As of year-end the Company had sold a total of 1,195,385 shares of the Company's Common Stock for net proceeds of $777,000 in the Pre-launch Offering.

As of August 14, 2018, the Company closed the private placement offering, selling a total of 3,925,274 shares of the Company’s common stock and had raised an aggregate of $2,551,350.

The Offering was made to accredited investors only. No warrants or other securities were offered in the offering.

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

Options Granted to Employees and Consultants

On June 28, 2018, the Company’s Board of Directors approved the grant of an aggregate of 600,000 options to purchase shares of the Company’s common stock, consisting of grants of 25,000 options to 24 employees and consultants to the Company who had been instrumental in helping the Company get to the point of the initial launch. The options granted had an exercise price of $0.42 per share, which was the market price of the common stock on the date of grant, and vest one-third on each of the first, second, and third anniversaries of the date of grant, and expire on the eighth anniversary of the date of grant.

On June 28, 2018, the Company’s Board of Directors approved the grant of an aggregate of 250,000 options to purchase shares of the Company’s common stock, consisting of grants of 125,000 options to the two board members of the Company. The options granted had an exercise price of $0.42 per share, and vest one-third on each of the first, second, and third anniversaries of the date of grant, and expire on the eighth anniversary of the date of grant.

The option grants were completed in reliance on exemptions from registration pursuant to Section 4(a)(2) and Rule 701 and other rules. The grants of options qualified for exemption from registration because the Company is not subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and the other requirements of Rule 701 were met.

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

Dthera Sciences

Date: August 14, 2018	By:	/s/ Edward Cox
Edward Cox Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

